Form 10KSB
period 2007-11-30
Kurrant Mobile Catering, Inc.
filed 2008-02-27
CIK 1420836

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: November 30, 2007

Commission File No. 000-53011

KURRANT MOBILE CATERING, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1559350
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3029 S. Cherry Way
Denver, Colorado	80222
(Address of principal executive offices)	(zip code)

(303) 300-5255
 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

Registrant's revenues for its most recent fiscal year were $-0-. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 27, 2008, was 1,404,254.

FORM 10-KSB

Kurrant Mobile Catering, Inc.

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Kurrant Mobile Catering,” “we,” “us,” and “our,” refer to Kurrant Mobile Catering, Inc., a Colorado corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case ,the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Business and Industry

 If we do not generate adequate revenues to finance our operations, our business may fail.

We have not generated revenues from our inception. As of November 30, 2007, we had a cash position of $ 8,500. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending November 30, 2007. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis for each catering. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from catering operations using referrals from KRTF and unrelated individuals and entities that operate in the catering business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due November 15, 2008, with a possible extension ending November 15, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending November 15, 2009, our business may fail.

Because we had incurred a loss and have no current operations, our accountants have expressed doubts about our ability to continue as a going concern.

 For the fiscal year ended November 30, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to locate customers who will use our catering services; and

●	our ability to generate revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $30,000 and $50,000 for the fiscal year ending November 30, 2007. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

Our business operations will be highly dependent upon our ability to attract and maintain key employees with experience in the catering business. We must be able to attract and retain key personnel to fully staff our operations. We are completely dependent upon Mr. Bell for our operations.

           The ultimate success of our business operations will be highly dependent upon our ability to attract and maintain key employees with experience in the catering business. The process of hiring employees with the combination of skills and attributes required to carry out our business plan is extremely competitive and time-consuming. However, to date, we have not hired anyone. Mr. Bell currently performs all of our operations. We cannot guarantee that we will be able to identify and/or hire qualified personnel as and when they are needed for our operations. The loss of the services of Mr. Bell or the inability to attract qualified personnel, could materially adversely affect our business, financial condition and results of operations. No one in our company has a written employment agreement.

The catering industry is highly competitive. If we are not well received or successful, we may never achieve profitability.

The catering industry is highly competitive with respect to price and service. There are numerous competitors, many well-established, including national, regional and local organizations possessing substantially greater financial, marketing, personnel and other resources than we do. There can be no assurance that we will be able to respond to various competitive factors affecting the catering industry. The catering industry is also generally affected by changes in client preferences, national, regional and local economic conditions and demographic trends. The performance of catering may also be affected by factors such as demographic considerations, and the type, number and location of competing operations. In addition, factors such as inflation, increased labor and employee benefit costs and a lack of availability of employees may also adversely affect our industry in general and our operations in particular. We cannot guarantee that we will be able to successfully compete.

The lack of a broker or dealer to create or maintain a market in our stock could adversely impact the price and liquidity of our securities.

 We have no agreement with any broker or dealer to act as a market maker for our securities and there is no assurance that we will be successful in obtaining any market makers. Thus, no broker or dealer will have an incentive to make a market for our stock. The lack of a market maker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.

As our stock will not be listed on NASDAQ or another national exchange, trading in our shares will be subject to rules governing "penny stocks," which will impair trading activity in our shares.

 As we do not intend to list our stock on NASDAQ or another national exchange, our stock will therefore be subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker-dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

 These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares. You will also find it difficult to obtain accurate information about, and/or quotations as to the price of, our common stock.

Issuances of our stock could dilute current shareholders and adversely affect the market price of our common stock, if a public trading market develops.

 We have the authority to issue up to 50,000,000 shares of common stock, 1,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Although no financing is planned currently, we may need to raise additional capital to fund operating losses. If we raise funds by issuing equity securities, our existing stockholders who receive shares in the spin-off may experience substantial dilution. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

 The issuance of preferred stock by our board of directors could adversely affect the rights of the holders of our common stock. An issuance of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over the common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our board of directors' authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.

Colorado law and our Articles of Incorporation protect our directors from certain types of lawsuits, which could make it difficult for us to recover damages from them in the event of a lawsuit.

 Colorado law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

The share control position of Christopher Bell will limit the ability of other shareholders to influence corporate actions.

          After distribution of our shares to the KRTF shareholders, our largest shareholder, Christopher Bell, will own and control 1,010,000 shares and thereby control approximately 72.6% of our outstanding shares. Because Christopher Bell individually will beneficially control more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

Our future success depends, in large part, on the continued service of our President.

          We depend almost entirely on the efforts and continued employment of Mr. Bell, our President and Secretary-Treasurer. Mr. Bell is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, Spyglass is our only source of financing. We do not have an employment contract with Mr. Bell, and we do not carry key person insurance on his life. The loss of the services of Mr. Bell through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult find and retain qualified personnel such as Mr. Bell.

Our future success depends, in large part, on the continued financing of Spyglass. The loss of this financing would have a material adverse effect on our business

    Spyglass is our only source of continued financing. It would be very difficult find a financing source to replace Spyglass. The loss of the Spyglass financing would have a material adverse effect on our business.

We do not expect to pay dividends on common stock.

    We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

(b) NARRATIVE DESCRIPTION OF THE BUSINESS

Kurrant Mobile Catering is a corporation which was formed under the laws of the State of Colorado on November 15, 2007. We were originally a wholly-owned subsidiary of Kurrant Food Enterprises, Inc.(“KRTF”).

We are a development stage company. Our development stage began when we incorporated on November 15, 2007. Our plan is to own and operate a mobile catering business.

 On November 30, 2007, the directors of KRTF approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the pro rata spin-off of Mobile Catering to KRTF shareholders of record on January 10, 2008 on a pro rata basis. Since KRTF’s business is related to the proposed activities of Mobile Catering, the KRTF directors decided it was in the best interest of KRTF and Mobile Catering and KRTF's shareholders to spin-off Mobile Catering to minimize any potential of conflict of interest.  KRTF distributed the Mobile Catering shares on or about February 12, 2008. The shares were distributed by Corporate Stock Transfer, which acts as our transfer agent.

(c) PROPOSED OPERATIONS

We plan to develop a mobile catering operation. We will provide catering activities, such as those provided by KTRF, although through the use of mobile facilities. We plan to only provide mobile catering to events in places such as ski areas, resorts, public outdoor activities, such as sporting events, and other venues where the use of mobile catering facilities is economically feasible. These events include, but are not limited to, public festivals and ski and biking events. We plan to operate at any event where large groups of people could purchase concession items.

Our sales will be generated for individual events. The more events we hold, the more sales we generate. Our plan is to attempt to generate as many events as possible with our current resources. We currently have no full-time employees. We plan to hire part-time help as needed on an individual event basis.

We believe that the catering industry is thriving industry and has been steadily growing for the past thirty years. The catering industry is a subset of the restaurant industry and has been termed the accommodation and food services sector. The catering industry comprises establishments primarily engaged in providing single event-based food services. The catering industry is experiencing strong growth according to the trade journal Specialty Food News, which states that off-premise catering is the second biggest growth sector, second only to home meal replacement.

             We also believe that we must provide a high level of service for our customers. We believe that it is our responsibility to make certain that our products and services are satisfying for our catering customers.

We initially plan to operate with one mobile catering unit. Our plan is to concentrate our operations in the Denver Metropolitan area and throughout the State of Colorado. This mobile catering unit will be organized to provide on-site catering for any project we undertake.

We have no full-time employees. We plan to use part-time independent help for specific events. As we expand, we intend to hire employees. However, we have no present plans to do so.

We will strive to maintain quality and consistency through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, customer service, and maintenance of our facilities. We believe that we will be able to attract high quality, experienced personnel by paying competitive wages and salaries.

 (d) MARKETS

We expect to generate revenues in the next twelve months from catering operations using referrals from KRTF and unrelated individuals and entities that operate in the catering business. We also plan to market through direct contact with prospective customers. We have no sales representatives who solicit potential clients.

(e) RAW MATERIALS

The use of raw materials is not a material factor in our operations at the present time. The use of raw materials may become a material factor in the future as we develop operations.

(f) CUSTOMERS AND COMPETITION

The catering industry, in general, is intensely competitive. It is a fragmented industry, with no one company, or groups of companies in control. The relationships are typically local and based upon providing quality service and products. Generally, we compete with a number of local caterers, all of whom are larger and better-financed than we are. We must rely upon our contacts, referrals from customers, and repeat business to be successful.

(g) BACKLOG

At November 30, 2007, we had no backlogs.

(h) EMPLOYEES

We initially plan to operate with one mobile catering unit. Our plan is to concentrate our operations in the Denver Metropolitan area and throughout the State of Colorado. This mobile catering unit will be organized to provide on-site catering for any project we undertake.

We have no full-time employees. We plan to use part-time independent help for specific events. As we expand, we intend to hire employees. However, we have no present plans to do so.

We will strive to maintain quality and consistency through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, customer service, and maintenance of our facilities. We believe that we will be able to attract high quality, experienced personnel by paying competitive wages and salaries.

(i) PROPRIETARY INFORMATION

           We own no proprietary information.

(j) GOVERNMENT REGULATION

We are subject to regulation as to our food service by health authorities. We do not believe this regulation is material. Otherwise, we are not subject to any material government or industry regulation.

(k) RESEARCH AND DEVELOPMENT

We have never spent any amount in research and development activities.

(l) ENVIRONMENTAL COMPLIANCE

We believe that we are not subject to any material costs for compliance with any environmental laws.

(m) HOW TO OBTAIN OUR SEC FILINGS

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, 3029 S. Cherry Way, Denver, CO 80222.  Our telephone number is (303) 300-5255.

(n) SUBSEQUENT EVENT

In November, 2007, four unaffiliated individuals loaned a total of $12,500 to us. As a part of the loan transaction, we gave each of them warrants to purchase a total of 62,500 of our common shares at $0.001 per share. Our law firm, David Wagner & Associates, P.C., also held warrants to purchase a total of 50,000 of our common shares at $0.001 per share. In February, 2008, all of these warrants were exercised. Currently, only Spyglass Investment Partnership holds warrants in the amount of 200,000.

ITEM 2. DESCRIPTION OF PROPERTY.

   We currently use the mailing address of the offices of KRTF for company use. We plan to occupy separate office facilities and obtain office furniture and equipment after the spin-off. We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

As of February 27, 2008, there were ninety-seven record holders of our common stock and there were 1,404,254 shares of our common stock outstanding. No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Equity Compensation Plan Information

We have no outstanding stock options or other equity compensation plans.

Reports

Since our registration statement under Form SB-2 has been declared effective, we are subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Stock Transfer Agent

The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado.  Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303)282-4800.

Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

  We had no revenue for the fiscal year ended November 30, 2007.  Operating expenses during the year ended November 30, 2007 totaled $14,125, consisting of legal and accounting fees.

  Mobile Catering intends to own and operate a mobile catering business. Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending November 30, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from catering operations using referrals from KRTF and unrelated individuals and entities that operate in the catering business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named Spyglass Investment Partnership (“Spyglass “) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due November 15, 2008, with a possible extension ending November 15, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending November 15, 2009, our business may fail.

Liquidity and Capital Resources.

 At November 30, 2007, we had an unrestricted cash balance of $8,500. Our current assets were $8,500 at November 30, 2007 and our current and total liabilities totaled $17,612, resulting in stockholders equity of ($9,112).

Financial Position

 At November 30, 2007, we had no commitments for capital expenditures. In November, 2007, Spyglass Investment Partnership agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due November 15, 2008, with a possible extension ending November 15, 2009. Management estimates it will take approximately $35,000 - $50,000 per year to fund proposed operations. Since we have no operating history, it is uncertain whether revenue from operations will be sufficient to cover our operating expenses. We have no commitment for funding after fiscal year 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending November 30, 2008, our business may fail.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this prospectus. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first quarter of 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on our consolidated financial statements.

In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143", which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. We adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale or disposal of any assets.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS Statement No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have any impact on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

 November 30, 2007

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Kurrant Mobile Catering, Inc.
Denver, Colorado

I have audited the accompanying balance sheet of Kurrant Mobile Catering, Inc. as of November 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the period from October 15, 2007 (inception) through November 30, 2007.  These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kurrant Mobile Catering, Inc. as of November 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the period from October 15, 2007 (inception) through November 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered a loss from operations, and has a working capital deficit and stockholders deficit and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                            /s/ Ronald R. Chadwick, P.C.
December 12, 2007                                                                            RONALD R. CHADWICK, P.C.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
BALANCE SHEET

Nov. 30, 2007
ASSETS

Current assets
Cash	$8,500
Total current assets	8,500

Total Assets	$8,500

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$112
Notes payable - related parties	5,000
Notes payable	12,500
Total current liabilties	17,612

Total Liabilities	17,612

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
2,000,000 shares issued and outstanding	2,000
Additional paid in capital	3,125
Deficit accumulated during the dev. stage	(14,237)

Total Stockholders' Equity	(9,112)

Total Liabilities and Stockholders' Equity	$8,500

The accompanying notes are an integral part of the financial statements.

STATEMENT OF OPERATIONS
KURRANT MOBILE CATERING, INC.
(A Development Stage Company)

Period From
Oct. 15, 2007
(Inception)
Through
Nov. 30, 2007

Revenue	$-

Operating expenses:
Depreciation	-
General and administrative	14,125
14,125

Gain (loss) from operations	(14,125)

Other income (expense):
Interest expense	(112)

Income (loss) before
provision for income taxes	(14,237)

Provision for income tax	-

Net income (loss)	$(14,237)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)

Weighted average number of
common shares outstanding	2,000,000

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock			During The	Stock-
		Amount	Paid In	Development	holders'
	Shares	($.001 Par)	Capital	Stage	Equity

Balances at Oct. 15, 2007 (Inception)	-	$-	$-	$-	$-

Compensatory stock issuances	2,000,000	2,000			2,000

Compensatory warrant issuances			3,125		3,125

Net income (loss) for the period				(14,237)	(14,237)

Balances at November 30, 2007	2,000,000	$2,000	$3,125	$(14,237)	$(9,112)

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

Period From
Oct. 15, 2007
(Inception)
Through
Nov. 30, 2007
Cash Flows From Operating Activities:
Net income (loss)	$(14,237)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	-
Accrued payables	112
Compensatory stock issuances	2,000
Compensatory warrant issuances	3,125
Net cash provided by (used for)
operating activities	(9,000)

Cash Flows From Investing Activities:
-
Net cash provided by (used for)
investing activities	-

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

(Continued From Previous Page)

Period From
Oct. 15, 2007
(Inception)
Through
Nov. 30, 2007

Cash Flows From Financing Activities:
Notes payable - borrowings	17,500
Net cash provided by (used for)
financing activities	17,500

Net Increase (Decrease) In Cash	8,500

Cash At The Beginning Of The Period	-

Cash At The End Of The Period	$8,500

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
NOTES TO  FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Kurrant Mobile Catering, Inc. (the “Company”), was incorporated in the State of Colorado on October 15, 2007. The Company is a wholly owned subsidiary of Kurrant Food Enterprises, Inc., and was formed to provide mobile catering services to individuals, businesses and other organizations. The Company is currently considered to be in the development stage, having generated no revenues and conducted only limited activities.

Fiscal year

The Company employs a fiscal year ending November 30.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

KURRANT MOBILE CATERING, INC.
NOTES TO  FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectibility is reasonably assured. Standard contract policy calls for partial payment up front with balance due upon receipt of final billing.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life..

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

Stock based compensation

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

NOTE 2. NOTES PAYABLE

At November 30, 2007 the Company owed a related party $5,000 under a note payable due November 15, 2008, unsecured, bearing interest at 15% per annum, and requiring quarterly interest only payments with the entire principal amount payable on the due date. The due date may be extended for up to one year to November 15, 2009 by the Company by payment of a 1.5% of outstanding principal extension fee. The Company also owed non-related parties $12,500 on notes payable taken out under the same terms. Accrued interest payable at November 30, 2007 under all the notes was $112 with interest expense for the period from October 15, 2007 (inception) through November 30, 2007 in the same amount. The total amount of notes payable, $17,500 is due within one year and is a current liability at November 30, 2007.

The face amount of the related party note is $250,000, although at November 30, 2007 only $5,000 of the face amount had been advanced.

KURRANT MOBILE CATERING, INC.
NOTES TO  FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. At November 30, 2007, the Company had approximately $14,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset of approximately $2,800 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2007 was approximately $2,800.

NOTE 4. STOCK COMPENSATION

The Company issued its parent corporation 2,000,000 common shares valued at $2,000 for formation stage consulting services.

Stock options and warrants

At November 30, 2007 the Company had stock options and warrants outstanding as described below.

Non-employee stock options and warrants

The Company accounts for non-employee stock options and warrants under SFAS 123(r), whereby option and warrant costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option and warrant exercises by issuing new shares.

The Company had no outstanding options or warrants at October 15, 2007. During the period from October 15, 2007 (inception) through November 30, 2007 the Company issued 312,500 common stock purchase warrants for $3,125 in services, allowing the holder to purchase one share of common stock per warrant at an exercise price of $.001, exercisable through November 12, 2012. No warrants were exercised, expired or were cancelled during the period, leaving a November 30, 2007 balance of 312,500 non-employee stock warrants outstanding.

Employee stock options

The Company accounts for employee stock options under SFAS 123(r). Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding at November 30, 2007.

KURRANT MOBILE CATERING, INC.
NOTES TO  FINANCIAL STATEMENTS

NOTE 5. CONTINGENCIES

The Company’s parent corporation, Kurrant Food Enterprises, Inc. is planning to file a registration statement with the SEC to spin-off the Company as an independent entity.

NOTE 6.  GOING CONCERN

The Company has suffered a loss from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through marketing efforts to generate revenues from sales of its mobile catering services. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

Set forth below are the names of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name:	Age	Position:
Christopher Bell	29	President, Chief Executive Officer, Chief Financial Officer, Secretary-Treasurer and Director

Christopher Bell has been the President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary-Treasurer and a Director of our company since inception on November 15, 2007. He has also been the President, Chief Executive Officer, Treasurer, Chief Financial Officer and a Director of Kurrant Food Enterprises, Inc., our parent, since its inception in May, 2005. In college, he worked for two years at Strater Hotel in Durango, Colorado, from 1997 to 1999. From 1999 to 2001, he was a Sous Chef at E.O.'s Chop House in Durango, CO. (a 4 star rated restaurant). From 2002 to 2005, he worked for Footers Catering, a catering company in Denver, Colorado as the Executive Chef until co-founding our company. Mr. Bell received a B.A. in Business Administration and Tourism and Resort Management at Fort Lewis College in Durango, CO. He will devote a minimum of forty hours per month to our operations.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Compensation of Director

Our director does not receive any compensation for his services rendered to us, nor has he received such compensation in the past.  We have no plans to pay any compensation to our director in the future.

Item 10. EXECUTIVE COMPENSATION

No compensation has been paid and no stock options granted to any of our officer since our inception in 2007. Further, our officer is not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officer in the future.

 Our officer will not receive any finder’s fee, either directly or indirectly, as a result of his efforts to implement our business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of February 27, 2008, information regarding the anticipated future ownership of our common stock after the spin-off by:

*	persons who own more than 5% of our common stock;
*	each of our directors and each of our executive officers; and
*	all directors and executive officers as a group.

    We had 1,404,254 shares issued and outstanding as of February 27, 2008. The following table reflects our stock ownership after the completion of the spin-off of our shares to the shareholders of record of KRTF. The distribution was made on or about February 12, 2008. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address	No. of	Percentage
Beneficial	Common	of
Owner	Shares	Ownership(1)(2)

Christopher Bell(3)	510,000	36.3%
3029 S. Cherry Way
Denver, Colorado 80222

Travis Thompson(3)	510,000	36.3%
3029 S. Cherry Way
Denver, Colorado 80222

Sanders Huttner Partnership(4)	89,500	6.4%
Suite 202
Houston, Texas 77057

___________________

All Officers and	510,000	36.3%
Directors as a Group
(one person)
 ___________________

(1)	All ownership is beneficial and of record, unless indicated otherwise.
(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.
(3)	Mr. Bell has an option to purchase 500,000 shares of Mr. Thompson's common stock for a period beginning November 30, 2007 and ending November 30, 2009. This option may be exercised at any time.
(4)	The partnership is controlled by Mr. Frederick A. Huttner and 50% owned by Mr. Huttner. Mr. Huttner is the step-father of Mr. Bell. Mr. Bell disclaims beneficial ownership of the Partnership's shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our principal executive offices are located at 3029 S. Cherry Way, Denver, Colorado 80222, and our telephone number is (303) 300-5255.  This office is leased from KTRF, our former parent company. Currently, we pay no rent for this office space.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)         (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated November 15, 2007 for Spyglass Investment Partnership
4.2*	Warrant dated November 15, 2007 for David Wagner & Associates, P.C.
4.3*	Warrant dated November 15, 2007 for Matthew Gregarek
4.4*	Warrant dated November 15, 2007 for Taylor May
4.5*	Warrant dated November 15, 2007 for Michael Hopkins
4.6*	Warrant dated November 15, 2007 for Robert Wonish
10.1*	Promissory note dated November 15, 2007 with Spyglass Investment Partnership
10.2*	Promissory note dated November 15, 2007 with Matthew Gregarek
10.3*	Promissory note dated November 15, 2007 with Taylor May
10.4*	Promissory note dated November 15, 2007 with Michael Hopkins
10.5*	Promissory note dated November 15, 2007 with Robert Wonish
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, December 13, 2007.

(b)   Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

.  The financial statements of Mobile Catering as of and for the year ended November 30, 2007 included herein and elsewhere in the Registration Statement have been audited by Ronald R. Chadwick, P.C. independent certified public accountants, to the extent set forth in their report appearing herein and elsewhere in the Registration Statement. Such financial statements have been so included in reliance upon the report of such firm given upon their authority as experts in auditing and accounting.

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $3,750 for the year ended November 30, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2008.

KURRANT MOBILE CATERING, INC.

By:	/s/ Chris Bell
Chris Bell
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 27, 2008	By:	/s/ Chris Bell
Chris Bell
Director