Form 10QSB
period 2008-02-29
Kurrant Mobile Catering, Inc.
filed 2008-04-14
CIK 1420836

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended February 29, 2008

Commission File No. 000-53011

KURRANT MOBILE CATERING, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1559350
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

194 Hermosa Circle
Durango, Colorado  81301
 (Address of principal executive offices)  (zip code)

(970) 247-4980
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No [X ].

Registrant's revenues for its most recent fiscal quarter were $-0-. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. As of  April 11, 2008, registrant had outstanding  1,404,254 shares of the registrant's common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORM 10-QSB
KURRANT MOBILE CATERING, INC.

PART I FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Kurrant Mobile Catering,” “we,” “us,” and “our,” refer to Kurrant Mobile Catering, Inc., a Colorado corporation.

ITEM 1. FINANCIAL STATEMENTS

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended February 29, 2008

Kurrant Mobile Catering, Inc.
(A Development Stage Company)

Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheet	5
Statements of operations	6
Statements of cash flows	7
Notes to financial statements	9

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)

Feb. 29, 2008
ASSETS

Current assets
Cash	$6,489
Total current assets	6,489

Total Assets	$6,489

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$1,119
Notes payable - related parties	15,200
Notes payable	12,500
Total current liabilties	28,819

Total Liabilities	28,819

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
1,404,254 shares issued and outstanding	1,405
Additional paid in capital	3,858
Deficit accumulated during the dev. stage	(27,593)

Total Stockholders' Equity	(22,330)

Total Liabilities and Stockholders' Equity	$6,489

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Feb. 29, 2008	Period From Oct. 15, 2007 (Inception)Through Feb. 29, 2008

Revenue	$-	$-

Operating expenses:
Depreciation	-	-
General and administrative	12,349	26,474
	12,349	26,474

Gain (loss) from operations	(12,349)	(26,474)

Other income (expense):
Interest expense	(1,007)	(1,119)

Income (loss) before
provision for income taxes	(13,356)	(27,593)

Provision for income tax	-	-

Net income (loss)	$(13,356)	$(27,593)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)

Weighted average number of
common shares outstanding	1,801,418

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended Feb. 29, 2008	Period From Oct. 15, 2007 (Inception)Through Feb. 29, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(13,356)	$(27,593)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	-	-
Accrued payables	1,007	1,119
Compensatory stock issuances		2,000
Compensatory warrant issuances		3,125
Net cash provided by (used for)
operating activities	(12,349)	(21,349)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months Ended Feb. 29, 2008	Period From Oct. 15, 2007 (Inception)Through Feb. 29, 2008

Cash Flows From Financing Activities:
Notes payable - borrowings	10,200	27,700
Warrant exercises	138	138
Net cash provided by (used for)
financing activities	10,338	27,838

Net Increase (Decrease) In Cash	(2,011)	6,489

Cash At The Beginning Of The Period	8,500	-

Cash At The End Of The Period	$6,489	$6,489

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectibility is reasonably assured.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB and any Current Reports on Form 8-K.

Risk Factors

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

 If we do not generate adequate revenues to finance our operations, our business may fail.

We have not yet generated revenues. As of February 29, 2008, we had a cash position of $ 6,489. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending November 30, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis for each catering. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from catering operations using referrals from our former parent Kurrant Food Enterprises, Inc.(KTRF) and unrelated individuals and entities that operate in the catering business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due November 15, 2008, with a possible extension ending November 15, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending November 15, 2009, our business may fail.

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

 For the fiscal year ended November 30, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to locate customers who will use our catering services; and

•	our ability to generate revenues.

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

         Our largest shareholder, Christopher Bell, owns and controls 1,010,000 shares and thereby controls approximately 72.6% of our outstanding shares. Because Christopher Bell individually will beneficially control more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

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

Overview and History

Kurrant Mobile Catering is a corporation which was formed under the laws of the State of Colorado on November 15, 2007.  We are a wholly-owned subsidiary of Kurrant Food Enterprises, Inc.(“KRTF”).

We are a start up company. We own and operate a mobile catering business.

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending February 29, 2008 and from inception through February 29, 2008. We have had no revenues from inception through February 29, 2008.

General and administrative expenses for the fiscal quarter ended February 29, 2008 was $12,349. General and administrative expenses from inception through February 29, 2008 was $26,474. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $13,356 for the fiscal quarter ended February 29, 2008, compared to a net loss of $ 27,593 from inception through February 28, 2008.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of our current fiscal year.

Liquidity and Capital Resources

As of February 29, 2008, we had cash or cash equivalents of $6,489.

Net cash used for operating activities was $12,349 for the three months ended February 29, 2008 compared to $21,349 from inception through February 29, 2008. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the three months ended February 29, 2008, compared to $ -0- from inception through February 29, 2008.

Cash flows from financing activities were $-0- for the three months ended February 29, 2008, compared to $-0-  from inception through February 29, 2008.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to expand our current operations. We plan to buy additional equipment to be used in our operations.

We believe that our recent offering will provide sufficient capital in the short term for our current level of operations, which includes becoming profitable. Additional resources will be needed to expand into additional locations.

Otherwise, we do not anticipate needing to raise additional capital resources in the next twelve months.

Until the current operations become cash flow positive, our officers and directors will fund the operations to continue the business. At this time we have no other resources on which to get cash if needed without their assistance.

Our principle source of liquidity is our operations. Our variation in sales is based upon the level of our catering event activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Colorado and the U.S. economy. A slow down in entertaining activity will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of catering events and, consequently, our sales. If we succeed in expanding our customer base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful.

Plan of Operation

We are in the process of developing a mobile catering operation. We will provide catering activities through the use of mobile facilities. We plan to only provide mobile catering to events in places such as ski areas, resorts, public outdoor activities, such as sporting events, and other venues where the use of mobile catering facilities is economically feasible. These events include, but are not limited to, public festivals and ski and biking events. We plan to operate at any event where large groups of people could purchase concession items.

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

We initially plan to operate with one mobile catering unit. Our plan is to concentrate our operations in the Durango, Colorado and La Plata County area and throughout the State of Colorado. This mobile catering unit will be organized to provide on-site catering for any project we undertake.

We currently have no full-time employees. We plan to use part-time independent help for specific events. As we expand, we intend to hire employees. However, we have no present plans to do so.

We will strive to maintain quality and consistency through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, customer service, and maintenance of our facilities. We believe that we will be able to attract high quality, experienced personnel by paying competitive wages and salaries.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

We have found that our sales are impacted by seasonal demands for our services, with greater sales coming at the end of the calendar year and around major holidays.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to bad debts, impairment of intangible assets and long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including our combined Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure. There was no change in internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Rules 13a-15 or 15d-15 during the period covered by this Quarterly Report of Form 10-QSB that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated November 15, 2007 for Spyglass Investment Partnership
4.2*	Warrant dated November 15, 2007 for David Wagner & Associates, P.C.
4.3*	Warrant dated November 15, 2007 for Matthew Gregarek
4.4*	Warrant dated November 15, 2007 for Taylor May
4.5*	Warrant dated November 15, 2007 for Michael Hopkins
4.6*	Warrant dated November 15, 2007 for Robert Wanish
10.1*	Promissory note dated November 15, 2007 with Spyglass Investment Partnership
10.2*	Promissory note dated November 15, 2007 with Matthew Gregarek
10.3*	Promissory note dated November 15, 2007 with Taylor May
10.4*	Promissory note dated November 15, 2007 with Michael Hopkins
10.5*	Promissory note dated November 15, 2007 with Robert Wanish
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, December 13, 2007.

(b)                 Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kurrant Mobile Catering, Inc.

Date: April 14, 2008	By:	/s/ Christopher Bell
Christopher Bell Chief Executive Officer Chief Financial Officer