Form 10QSB
period 2008-05-31
Kurrant Mobile Catering, Inc.
filed 2008-07-15
CIK 1420836

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended May 31, 2008

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

Registrant's revenues for its most recent fiscal quarter were $-0-. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. As of  July 10, 2008, registrant had outstanding  1,404,254 shares of the registrant's common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORM 10-QSB
KURRANT MOBILE CATERING, INC.

PART I FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Kurrant Mobile Catering,” “we,” “us,” and “our,” refer to Kurrant Mobile Catering, Inc., a Colorado corporation.

ITEM 1. FINANCIAL STATEMENTS

KURRANT MOBILE CATERING, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended May 31, 2008

Kurrant Mobile Catering, Inc.
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheet	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	9

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

May 31, 2008
ASSETS

Current assets
Cash	$1,275
Total current assets	1,275

Total Assets	$1,275

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$2,064
Notes payable - related parties	15,200
Notes payable	12,500
Total current liabilties	29,764

Total Liabilities	29,764

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
1,404,254 shares issued and outstanding	1,405
Additional paid in capital	3,858
Deficit accumulated during the dev. stage	(33,752)

Total Stockholders' Equity	(28,489)

Total Liabilities and Stockholders' Equity	$1,275

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31, 2008	Six Months Ended May 31, 2008	Period From Oct. 15, 2007 (Inception) Through May 31, 2008

Revenue	$-	$-	$-

Operating expenses:
Depreciation	-	-	-
General and administrative	5,214	17,563	31,688
	5,214	17,563	31,688

Gain (loss) from operations	(5,214)	(17,563)	(31,688)

Other income (expense):
Interest expense	(945)	(1,952)	(2,064)

Income (loss) before
provision for income taxes	(6,159)	(19,515)	(33,752)

Provision for income tax	-	-	-

Net income (loss)	$(6,159)	$(19,515)	$(33,752)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	1,404,254	1,602,836

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period From
		Oct. 15, 2007
	Six Months	(Inception)
	Ended	Through
	May 31, 2008	May 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(19,515)	$(33,752)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	-	-
Accrued payables	1,952	2,064
Compensatory stock issuances		2,000
Compensatory warrant issuances		3,125
Net cash provided by (used for)
operating activities	(17,563)	(26,563)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period From
		Oct. 15, 2007
	Six Months	(Inception)
	Ended	Through
	May 31, 2008	May 31, 2008

Cash Flows From Financing Activities:
Notes payable - borrowings	10,200	27,700
Warrant exercises	138	138
Net cash provided by (used for)
financing activities	10,338	27,838

Net Increase (Decrease) In Cash	(7,225)	1,275

Cash At The Beginning Of The Period	8,500	-

Cash At The End Of The Period	$1,275	$1,275

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Kurrant Mobile Catering, Inc. (the “Company”), was incorporated in the State of Colorado on October 15, 2007. The Company was a wholly owned subsidiary of Kurrant Food Enterprises, Inc., and was formed to provide mobile catering services to individuals, businesses and other organizations. The Company is currently considered to be in the development stage, having generated no revenues and conducted only limited activities.

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

We have not yet generated revenues. As of May 31, 2008, we had a cash position of $1,275. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending November 30, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis for each catering. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from catering operations using referrals from our former parent Kurrant Food Enterprises, Inc.(KTRF) and unrelated individuals and entities that operate in the catering business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due November 15, 2008, with a possible extension ending November 15, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending November 15, 2009, our business may fail.

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

Overview and History

Kurrant Mobile Catering is a corporation which was formed under the laws of the State of Colorado on November 15, 2007.  We were a wholly-owned subsidiary of Kurrant Food Enterprises, Inc.(“KRTF”).

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending May 31, 2008, the six months ended May 31, 2008 and from inception through May 31, 2008. We have had no revenues from inception through May 31, 2008.

General and administrative expenses for the fiscal quarter ended May 31, 2008 was $5,214. General and administrative expenses for the six months ended May 31, 2008 was 17,563 and from inception through May 31, 2008 was $31,688. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $6,159 for the fiscal quarter ended May 31, 2008, compared to a net loss of $33,752 from inception through May 31, 2008. We had a net loss of $19,515 for the six month ending in May 31, 2008.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of our current fiscal year.

Liquidity and Capital Resources

As of May 31, 2008, we had cash or cash equivalents of $1,275.

Net cash used for operating activities was $17,563 for the six months ended May 31, 2008 compared to $26,563 from inception through May 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows provided or used in investing activities were $-0- for the six months ended May 31, 2008, compared to $ -0- from inception through May 31, 2008.

Cash flows provided by financing activities were $10,338 for the six months ended May 31, 2008, compared to $27,838 from inception through May 31, 2008. These activities were primarily in the form of loans.

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

Kurrant Mobile Catering, Inc.

Date: July 15, 2008	By:	/s/ Christopher Bell
Christopher Bell Chief Executive Officer Chief Financial Officer