Form 10-Q
period 2008-08-31
Kurrant Mobile Catering, Inc.
filed 2008-10-14
CIK 1420836

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended August 31, 2008

Commission File No. 000-53011

KURRANT MOBILE CATERING, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1559350
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

194 Hermosa Circle
Durango, Colorado  81301
 (Address of principal executive offices)  (zip code)

(970) 247-4980
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ X]  No [ ].

Registrant's revenues for its most recent fiscal quarter were $-0-. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. As of  October 10, 2008, registrant had outstanding  1,404,254 shares of the registrant's common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORM 10-QSB
KURRANT MOBILE CATERING, INC.

PART I FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Kurrant Mobile Catering,” “we,” “us,” and “our,” refer to Kurrant Mobile Catering, Inc., a Colorado corporation.

ITEM 1. FINANCIAL STATEMENTS

KURRANT MOBILE CATERING, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended August 31, 2008

Kurrant Mobile Catering, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	2
Consolidated statements of operation	3
Consolidated statements of cash flows	4
Notes to consolidated financial statements	6

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

Aug. 31, 2008
ASSETS

Current assets
Cash	$946
Total current assets	946

Total Assets	$946

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$3,121
Notes payable - related parties	15,200
Notes payable	14,750
Total current liabilties	33,071

Total Liabilities	33,071

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
1,404,254 shares issued and outstanding	1,405
Additional paid in capital	3,858
Deficit accumulated during the dev. stage	(37,388)

Total Stockholders' Equity	(32,125)

Total Liabilities and Stockholders' Equity	$946

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Oct. 15, 2007
	Three Months	Nine Months	(Inception)
	Ended	Ended	Through
	Aug. 31, 2008	Aug. 31, 2008	Aug. 31, 2008

Revenue	$-	$-	$-

Operating expenses:
Depreciation	-	-	-
General and administrative	2,579	20,142	34,267
	2,579	20,142	34,267

Gain (loss) from operations	(2,579)	(20,142)	(34,267)

Other income (expense):
Interest expense	(1,057)	(3,009)	(3,121)

Income (loss) before
provision for income taxes	(3,636)	(23,151)	(37,388)

Provision for income tax	-	-	-

Net income (loss)	$(3,636)	$(23,151)	$(37,388)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.02)

Weighted average number of
common shares outstanding	1,404,254	1,536,642

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period From
		Oct. 15, 2007
	Nine Months	(Inception)
	Ended	Through
	Aug. 31, 2008	Aug. 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(23,151)	$(37,388)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	-	-
Accrued payables	3,009	3,121
Compensatory stock issuances		2,000
Compensatory warrant issuances		3,125
Net cash provided by (used for)
operating activities	(20,142)	(29,142)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

		Period From
		Oct. 15, 2007
	Nine Months	(Inception)
	Ended	Through
	Aug. 31, 2008	Aug. 31, 2008

Cash Flows From Financing Activities:
Notes payable - borrowings	12,450	29,950
Warrant exercises	138	138
Net cash provided by (used for)
financing activities	12,588	30,088

Net Increase (Decrease) In Cash	(7,554)	946

Cash At The Beginning Of The Period	8,500	-

Cash At The End Of The Period	$946	$946

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results August differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results August differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB and any Current Reports on Form 8-K.

Risk Factors

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

 If we do not generate adequate revenues to finance our operations, our business August fail.

We have not yet generated revenues. As of August 31, 2008, we had a cash position of $946. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending November 30, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis for each catering. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from catering operations using referrals from our former parent Kurrant Food Enterprises, Inc.(KTRF) and unrelated individuals and entities that operate in the catering business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it August be necessary to raise additional funds. Due to our lack of operating history, raising additional funds August be difficult. In November, 2007, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due November 15, 2008, with a possible extension ending November 15, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending November 15, 2009, our business August fail.

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

The catering industry is highly competitive. If we are not well received or successful, we August never achieve profitability.

The catering industry is highly competitive with respect to price and service. There are numerous competitors, many well-established, including national, regional and local organizations possessing substantially greater financial, marketing, personnel and other resources than we do. There can be no assurance that we will be able to respond to various competitive factors affecting the catering industry. The catering industry is also generally affected by changes in client preferences, national, regional and local economic conditions and demographic trends. The performance of catering August also be affected by factors such as demographic considerations, and the type, number and location of competing operations. In addition, factors such as inflation, increased labor and employee benefit costs and a lack of availability of employees August also adversely affect our industry in general and our operations in particular. We cannot guarantee that we will be able to successfully compete.

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

These disclosure requirements August have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers August be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares. You will also find it difficult to obtain accurate information about, and/or quotations as to the price of, our common stock.

Issuances of our stock could dilute current shareholders and adversely affect the market price of our common stock, if a public trading market develops.

 We have the authority to issue up to 50,000,000 shares of common stock, 1,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Although no financing is planned currently, we August need to raise additional capital to fund operating losses. If we raise funds by issuing equity securities, our existing stockholders who receive shares in the spin-off August experience substantial dilution. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

 Colorado law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions August have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions August require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

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

    We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we August realize will be retained in the business for further development and expansion.

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending August 31, 2008, the nine months ended August 31, 2008 and from inception through August 31, 2008. We have had no revenues from inception through August 31, 2008.

General and administrative expenses for the three months ended August 31, 2008 was $2,579. General and administrative expenses for the nine months ended August 31, 2008 was $20,142 and from inception through August 31, 2008 was $34,267. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $3,636 for the three months ended August 31, 2008. We had a net loss of $23,151 for the nine months ending in August 31, 2008. We had a net loss of $37,388 from inception through August 31, 2008.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of our current fiscal year.

Liquidity and Capital Resources

As of August 31, 2008, we had cash or cash equivalents of $946.

Net cash used for operating activities was $20,142 for the nine months ended August 31, 2008 compared to $29,142 from inception through August 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows provided or used in investing activities were $-0- for the nine months ended August 31, 2008, compared to $ -0- from inception through August 31, 2008.

Cash flows provided bypprovided by financing activities were $12,588 for the nine months ended August 31, 2008, compared to $30,088 from inception through August 31, 2008. These activities were primarily in the form of loans.

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

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results August differ from these estimates under different future conditions.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of August 31, 2008, being the date of our most recently completed fiscal quarter end. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

  The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Changes in Internal Control over Financial Reporting

    During our most recently completed fiscal quarter ended August 31, 2008, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated November 15, 2007 for Spyglass Investment Partnership
4.2*	Warrant dated November 15, 2007 for David Wagner & Associates, P.C.
4.3*	Warrant dated November 15, 2007 for Matthew Gregarek
4.4*	Warrant dated November 15, 2007 for Taylor August
4.5*	Warrant dated November 15, 2007 for Michael Hopkins
4.6*	Warrant dated November 15, 2007 for Robert Wanish
10.1*	Promissory note dated November 15, 2007 with Spyglass Investment Partnership
10.2*	Promissory note dated November 15, 2007 with Matthew Gregarek
10.3*	Promissory note dated November 15, 2007 with Taylor August
10.4*	Promissory note dated November 15, 2007 with Michael Hopkins
10.5*	Promissory note dated November 15, 2007 with Robert Wanish
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, December 13, 2007.

(b)        Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kurrant Mobile Catering, Inc.

	By:	/s/ Christopher Bell
Date: October 14, 2008		Christopher Bell Chief Executive Officer Chief Financial Officer