Form 10-K
period 2008-11-30
Kurrant Mobile Catering, Inc.
filed 2009-03-16
CIK 1420836

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   November 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [X]  No [].

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 13, 2009, was 1,404,254.

FORM 10-K

Kurrant Mobile Catering, Inc.

INDEX

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

We initially plan to operate with one mobile catering unit. Our plan is to concentrate our operations in the Durango, Colorado area and throughout the State of Colorado. This mobile catering unit will be organized to provide on-site catering for any project we undertake.

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

Backlog

At November 30, 2008, we had no backlogs.

Employees

   We initially plan to operate with one mobile catering unit. Our plan is to concentrate our operations in the Durango, Colorado area and throughout the State of Colorado. This mobile catering unit will be organized to provide on-site catering for any project we undertake.

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

Proprietary Information

              We own no proprietary information.

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

Our investor relations department can be contacted at our principal executive office, located at 194 Hermosa Circle, Durango, Colorado 81301. Our phone number at our headquarters is (970) 247-4980.

Item 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case , the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Business and Industry

 If we do not generate adequate revenues to finance our operations, our business may fail.

We have not generated revenues from our inception. As of November 30, 2008, we had a cash position of $582. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending November 30, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis for each catering. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from catering operations using referrals from KRTF and unrelated individuals and entities that operate in the catering business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due November 15, 2009. If we are unable to raise funds to cover any operating deficit after November 15, 2009, our business may fail.

Because we had incurred a loss and have no current operations, our accountants have expressed doubts about our ability to continue as a going concern.

    For the fiscal year ended November 30, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to locate customers who will use our catering services; and

●	our ability to generate revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $30,000 and $50,000 for the fiscal year ending November 30, 2009. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

As of February 13, 2009, there were ninety-seven record holders of our common stock and there were 1,404,254 shares of our common stock outstanding.

Market Information

Our shares of common stock are quoted on the Over-the-Counter Bulletin Board under the trading symbol KRMC. The shares became trading in November, 2008 but there is no extensive history of trading.

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

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

 We had no revenue for the fiscal year ended November 30, 2008 or from inception (October 15, 2007) through November 30, 2007.  Operating expenses during the year ended November 30, 2008 totaled $25,256, consisting solely of general and administrative expenses. Operating expenses from inception (October 15, 2007) through November 30, 2007 totaled $14,125, consisting solely of general and administrative expenses.

We had a net loss for the year ended November 30, 2008 of $29,933, compared to a net loss of $14,237 from inception (October 15, 2007) through November 30, 2007.

Mobile Catering intends to own and operate a mobile catering business. Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending November 30, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from catering operations using referrals from KRTF and unrelated individuals and entities that operate in the catering business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named Spyglass Investment Partnership (“Spyglass “) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due November 15, 2009. If we are unable to raise funds to cover any operating deficit after November 15, 2009, our business may fail.

Liquidity and Capital Resources.

 At November 30, 2008, we had an unrestricted cash balance of $582, compared to an unrestricted cash balance of $8,500 at November 30, 2007. Our current assets were $582 at November 30, 2008 and our current and total liabilities totaled $39,239, resulting in stockholders equity of ($38,657).

Net cash used for operating activities was $25,006 for the fiscal year ended November 30, 2008, compared to $9,000 from inception on October 15, 2007 through November 30, 2007.

Cash flows used in investing activities were $-0- for the fiscal year ended November 30, 2008, compared to $-0- from inception on October 15, 2007 through November 30, 2007.

Cash flows provided by financing activities were $17,088 for the fiscal year ended November 30, 2008 and $17,500 from our inception on October 15, 2007 through November 30, 2007.  These cash flows were all related to sales of equity and loans.

Financial Position

 At November 30, 2008, we had no commitments for capital expenditures. In November, 2007, Spyglass Investment Partnership agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due November 15, 2009. Management estimates it will take approximately $35,000 - $50,000 per year to fund proposed operations. Since we have no operating history, it is uncertain whether revenue from operations will be sufficient to cover our operating expenses. We have no commitment for funding after fiscal year 2010. If we are unable to raise funds to cover any operating deficit after November 30, 2009, our business may fail.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

KURRANT MOBILE CATERING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

 November 30, 2008

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

KURRANT MOBILE CATERING, INC.
 Financial Statements

TABLE OF CONTENTS

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Kurrant Mobile Catering, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Kurrant Mobile Catering, Inc. as of November 30, 2007 and 2008, and the related statements of operations, stockholders' equity and cash flows for the period from October 15, 2007 (inception) through November 30, 2007, the year ended November 30, 2008, and for the period from October 15, 2007 (inception) through November 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kurrant Mobile Catering, Inc. as of November 30, 2007 and 2008, and the related statements of operations, stockholders' equity and cash flows for the period from October 15, 2007 (inception) through November 30, 2007, the year ended November 30, 2008, and for the period from October 15, 2007 (inception) through November 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements the Company has suffered a loss from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 12, 2009	RONALD R. CHADWICK, P.C.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
BALANCE SHEETS

	Nov. 30, 2007	Nov. 30, 2008
ASSETS

Current assets
Cash	$8,500	$582
Total current assets	8,500	582

Total Assets	$8,500	$582

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$112	$4,789
Notes payable - related parties	5,000	21,950
Notes payable	12,500	12,500
Total current liabilties	17,612	39,239

Total Liabilities	17,612	39,239

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
2,000,000 (2007) and 1,404,254 (2008)
shares issued and outstanding	2,000	1,405
Additional paid in capital	3,125	4,108
Deficit accumulated during the dev. stage	(14,237)	(44,170)

Total Stockholders' Equity	(9,112)	(38,657)

Total Liabilities and Stockholders' Equity	$8,500	$582

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Period From		Period From
	Oct. 15, 2007		Oct. 15, 2007
	(Inception)		(Inception)
	Through	Year Ended	Through
	Nov. 30, 2007	Nov. 30, 2008	Nov. 30, 2008

Revenue	$-	$-	$-

Operating expenses:
General and administrative	14,125	25,256	39,381
	14,125	25,256	39,381

Gain (loss) from operations	(14,125)	(25,256)	(39,381)

Other income (expense):
Interest expense	(112)	(4,677)	(4,789)

Income (loss) before
provision for income taxes	(14,237)	(29,933)	(44,170)

Provision for income tax	-	-	-

Net income (loss)	$(14,237)	$(29,933)	$(44,170)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.02)

Weighted average number of
common shares outstanding	2,000,000	1,503,545

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount ($.001 Par)	Paid In Capital	Deficit Accumulated During The Development Stage	Stockholders' Equity

Balances at Oct. 15, 2007 (Inception)	-	$-	$-	$-	$-

Compensatory stock issuances	2,000,000	2,000			2,000

Compensatory warrant issuances			3,125		3,125

Net income (loss) for the period				(14,237)	(14,237)

Balances at November 30, 2007	2,000,000	$2,000	$3,125	$(14,237)	$(9,112)

Compensatory warrant issuances			250		250

Warrant exercises	137,500	138			138

Stock cancellation	(733,246)	(733)	733		-

Net income (loss) for the year				(29,933)	(29,933)

Balances at November 30, 2008	1,404,254	$1,405	$4,108	$(44,170)	$(38,657)

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	Period From Oct. 15, 2007 (Inception) Through Nov. 30, 2007	Year Ended Nov. 30, 2008	Period From Oct. 15, 2007 (Inception) Through Nov. 30, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(14,237)	$(29,933)	$(44,170)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	112	4,677	4,789
Compensatory stock issuances	2,000		2,000
Compensatory warrant issuances	3,125	250	3,375
Net cash provided by (used for)
operating activities	(9,000)	(25,006)	(34,006)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

(Continued From Previous Page)

	Period From Oct. 15, 2007 (Inception) Through Nov. 30, 2007	Year Ended Nov. 30, 2008	Period From Oct. 15, 2007 (Inception) Through Nov. 30, 2008

Cash Flows From Financing Activities:
Warrant exercises		138	138
Notes payable - borrowings	17,500	16,950	34,450
Net cash provided by (used for)
financing activities	17,500	17,088	34,588

Net Increase (Decrease) In Cash	8,500	(7,918)	582

Cash At The Beginning Of The Period	-	8,500	-

Cash At The End Of The Period	$8,500	$582	$582

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

NOTE 2. NOTES PAYABLE

At November 30, 2007 and 2008 the Company owed a related party $5,000 and $21,950 under a note payable allowing for borrowing up to $250,000, due November 15, 2008, unsecured, bearing interest at 15% per annum through November 15, 2008 and 24% thereafter, and requiring quarterly interest only payments with the entire principal amount payable on the due date. The due date may be extended for up to one year to November 15, 2009 by the Company by payment of a 1.5% of outstanding principal extension fee. The extension fee has not currently been paid. The Company also owed non-related parties $12,500 on notes payable taken out under the same terms. Accrued interest payable at November 30, 2007 and 2008 under all the notes was $112 and $4,789 with interest expense for the period from October 15, 2007 (inception) through November 30, 2007 and the year ended November 30, 2008 of $112 and $4,677. The total amount of notes payable, $34,450 is currently due.

KURRANT MOBILE CATERING, INC.
NOTES TO  FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. At November 30, 2007 and 2008 the Company had approximately $14,000 and $44,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset of approximately $2,800 and $8,800 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2007 and 2008 was approximately $2,800 and $6,000.

NOTE 4. STOCK COMPENSATION

The Company issued its parent corporation 2,000,000 common shares valued at $2,000 in 2007 for formation stage consulting services.

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

The Company had no outstanding options or warrants at October 15, 2007. During the period from October 15, 2007 (inception) through November 30, 2007 the Company issued 312,500 common stock purchase warrants for $3,125 in services, allowing the holder to purchase one share of common stock per warrant at an exercise price of $.001, exercisable through November 12, 2012. No warrants were exercised, expired or were cancelled during the period, leaving a November 30, 2007 balance of 312,500 non-employee stock warrants outstanding. During the year ended November 30, 2008 the Company issued 25,000 common stock purchase warrants for $250 in services, allowing the holder to purchase one share of common stock per warrant at an exercise price of $.001, exercisable through November 12, 2012. In 2008 137,500 warrants were exercised, leaving a November 30, 2008 balance of 200,000 non-employee stock warrants outstanding.

KURRANT MOBILE CATERING, INC.
NOTES TO  FINANCIAL STATEMENTS

NOTE 4. STOCK COMPENSATION (Continued):

Employee stock options

The Company accounts for employee stock options under SFAS 123(r). Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding at November 30, 2007 and 2008.

NOTE 5.  GOING CONCERN

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of November 30, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as November 30, 2008.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name:	Age	Position:
Christopher Bell	30	President, Chief Executive Officer, Chief Financial Officer, Secretary-Treasurer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

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

Item 11. EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of February 13, 2009, was known by us to own beneficially more than five percent (5%) of our common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 1,404,254 common shares were issued and outstanding as of February 13, 2009.

Name and Address	No. of
Beneficial	Shares	Percentage
Owner (1)	Owned	of Ownership

Christopher Bell (2)	1,020,000	72.64%
194 Hermosa Circle
Durango, Colorado 80205

_____________
All Officers and	1,020,000	72.64%
Directors as a Group
(one person)

_____________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have an oral month-to-month lease on our office at 194 Hermosa Circle, Durango, Colorado 81301.
This office is leased from KTRF, our former parent company. Currently, we pay no rent for this office space.

At November 30, 2007 and 2008 we owed Mr. Rick Huttner, or his affiliated entity $5,000 and $21,950 under a note payable allowing for borrowing up to $250,000, due November 15, 2008, unsecured, bearing interest at 15% per annum through November 15, 2008 and 24% thereafter, and requiring quarterly interest only payments with the entire principal amount payable on the due date. The due date may be extended for up to one year to November 15, 2009 by us by payment of a 1.5% of outstanding principal extension fee. The extension fee has not currently been paid. Mr. Huttner is the step-father of Mr. Bell. We also owed non-related parties $12,500 on notes payable taken out under the same terms. Accrued interest payable at November 30, 2007 and 2008 under all the notes was $112 and $4,789 with interest expense for the period from October 15, 2007 (inception) through November 30, 2007 and the year ended November 30, 2008 of $112 and $4,677. The total amount of notes payable, $34,450 is currently due.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., of Aurora, Colorado , Certified Public Accountants, billed an aggregate of $9,250 for the year ended November 30, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $3,750 for the year ended November 30, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2009.

KURRANT MOBILE CATERING, INC.

By:	/s/ Chris Bell
Chris Bell
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 16, 2009	By:	/s/ Chris Bell
Chris Bell
Director