Form 10-Q
period 2009-02-28
Kurrant Mobile Catering, Inc.
filed 2009-04-13
CIK 1420836

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended February 28, 2009

 [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53011

KURRANT MOBILE CATERING, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-3902781
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

194 Hermosa Circle
Durango, Colorado	81301
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]    No [X]

As of February 9, 2009 registrant had outstanding 1,404,254 shares of the registrant's common stock.

FORM 10-Q
KURRANT MOBILE CATERING, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to KURRANT MOBILE CATERING, INC.

ITEM 1. FINANCIAL STATEMENTS

KURRANT MOBILE CATERING, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended February 28, 2009

Kurrant Mobile Catering, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Balance sheet	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	9

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
BALANCE SHEETS

		Feb. 28, 2008
	Nov. 30, 2008	(Unaudited)
ASSETS

Current assets
Cash	$582	$311
Total current assets	582	311

Total Assets	$582	$311

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$4,789	$6,856
Notes payable - related parties	21,950	21,950
Notes payable	12,500	12,500
Total current liabilties	39,239	41,306

Total Liabilities	39,239	41,306

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
1,404,254 shares issued
and outstanding	1,405	1,405
Additional paid in capital	4,108	4,108
Deficit accumulated during the dev. stage	(44,170)	(46,508)

Total Stockholders' Equity	(38,657)	(40,995)

Total Liabilities and Stockholders' Equity	$582	$311

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Period From Oct. 15, 2007 (Inception)
	Ended	Ended	Through
	Feb. 29, 2008	Feb. 28, 2009	Feb. 28, 2009

Revenue	$-	$-	$-

Operating expenses:
Depreciation	-	-	-
General and administrative	12,349	271	39,652
	12,349	271	39,652

Gain (loss) from operations	(12,349)	(271)	(39,652)

Other income (expense):
Interest expense	(1,007)	(2,067)	(6,856)

Income (loss) before
provision for income taxes	(13,356)	(2,338)	(46,508)

Provision for income tax	-	-	-

Net income (loss)	$(13,356)	$(2,338)	$(46,508)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	1,801,418	1,404,254

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	Period From Oct. 15, 2007 (Inception)
	Ended	Ended	Through
	Feb. 29, 2008	Feb. 28, 2009	Feb. 28, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(13,356)	$(2,338)	$(46,508)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	-	-	-
Accrued payables	1,007	2,067	6,856
Compensatory stock issuances			2,000
Compensatory warrant issuances			3,375
Net cash provided by (used for)
operating activities	(12,349)	(271)	(34,277)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months	Period From Oct. 15, 2007 (Inception)
	Ended	Ended	Through
	Feb. 29, 2008	Feb. 28, 2009	Feb. 28, 2009

Cash Flows From Financing Activities:
Notes payable - borrowings	10,200		34,450
Warrant exercises	138		138
Net cash provided by (used for)
financing activities	10,338	-	34,588

Net Increase (Decrease) In Cash	(2,011)	(271)	311

Cash At The Beginning Of The Period	8,500	582	-

Cash At The End Of The Period	$6,489	$311	$311

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ended February 28, 2009 and February 29, 2008. We have had no revenues from inception through February 29, 2009.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Operating expenses, which includes depreciation and general and administrative expenses for the fiscal quarter ended February 28, 2009 was $271. Operating Expenses for the fiscal quarter ended February 29, 2008 was $12,349. Our general and administrative expenses remains the single largest item on our Statement of Operations. The major component of these general and administrative expenses were payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables.

We had a net loss of $2,338, or $(0.00) per share, for the fiscal quarter ended February 28, 2009, compared to a net loss of $13,356, or $(0.01) per share, for the fiscal quarter ended February 29, 2008.

We have never been profitable and continue to have losses.  We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of our current fiscal year.

Liquidity and Capital Resources

As of February 28, 2009, we had cash or cash equivalents of $ 311, compared to cash or cash equivalents of $6,489 at February 29, 2008.

Net cash used for operating activities was $271 for the three months ended February 28, 2009 compared to net cash provided by operating activities of $12,349 for the three months ended February 29, 2008.

Cash flows used for investing activities were-0- for the three months ended February 28, 2009, compared to $-0- for the three months ended February 29, 2008.

Cash flows provided by financing activities were $-0- for the three months ended February 28, 2009, compared cash flows used for financing activities of $10,338 for the three months ended February 29, 2008.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Business and Industry

 If we do not generate adequate revenues to finance our operations, our business may fail.

We have not generated revenues from our inception. As of February 28, 2009, we had a cash position of $311. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending November 30, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis for each catering. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from catering operations using referrals from KRTF and unrelated individuals and entities that operate in the catering business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due November 15, 2009. If we are unable to raise funds to cover any operating deficit after November 15, 2009, our business may fail.

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

For the fiscal year ended November 30, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

t	our ability to locate customers who will use our catering services; and

t	our ability to generate revenues.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.  EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kurrant Mobile Catering, Inc.

Date April 13, 2009	By:	/s/ Christopher Bell
Christopher Bell, President, Chief Executive Officer and Chief Financial Officer