Form 10-Q
period 2009-05-31
Kurrant Mobile Catering, Inc.
filed 2009-07-14
CIK 1420836

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]    No [X]

As of June 30, 2009 registrant had outstanding 1,404,254 shares of the registrant's common stock.

FORM 10-Q
KURRANT MOBILE CATERING, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to KURRANT MOBILE CATERING, INC.

ITEM 1. FINANCIAL STATEMENTS

KURRANT MOBILE CATERING, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended May 31, 2009

Kurrant Mobile Catering, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
BALANCE SHEETS

	Nov. 30, 2008	May 31, 2009 (Unaudited)
ASSETS

Current assets
Cash	$582	$1,038
Total current assets	582	1,038

Total Assets	$582	$1,038

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$4,789	$6,027
Notes payable - related parties	21,950	34,252
Notes payable	12,500	13,404
Total current liabilties	39,239	53,683

Total Liabilities	39,239	53,683

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
1,404,254 shares issued and outstanding	1,405	1,405
Additional paid in capital	4,108	4,108
Deficit accumulated during the dev. stage	(44,170)	(58,158)

Total Stockholders' Equity	(38,657)	(52,645)

Total Liabilities and Stockholders' Equity	$582	$1,038

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Oct. 15, 2007 (Inception)
	Ended	Ended	Ended	Ended	Through
	May 31, 2008	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2009

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Depreciation	-	-	-	-	-
General and administrative	5,214	9,745	17,563	10,016	49,397
	5,214	9,745	17,563	10,016	49,397

Gain (loss) from operations	(5,214)	(9,745)	(17,563)	(10,016)	(49,397)

Other income (expense):
Interest expense	(945)	(1,905)	(1,952)	(3,972)	(8,761)

Income (loss) before
provision for income taxes	(6,159)	(11,650)	(19,515)	(13,988)	(58,158)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(6,159)	$(11,650)	$(19,515)	$(13,988)	$(58,158)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	1,404,254	1,404,254	1,404,254	1,404,254

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From Oct. 15, 2007
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	May 31, 2008	May 31, 2009	May 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(19,515)	$(13,988)	$(58,158)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	-	-	-
Accrued payables	1,952	6,244	11,033
Compensatory stock issuances			2,000
Compensatory warrant issuances			3,375
Net cash provided by (used for)
operating activities	(17,563)	(7,744)	(41,750)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Oct. 15, 2007
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	May 31, 2008	May 31, 2009	May 31, 2009

Cash Flows From Financing Activities:
Notes payable - borrowings	10,200	8,200	42,650
Warrant exercises	138	-	138
Net cash provided by (used for)
financing activities	10,338	8,200	42,788

Net Increase (Decrease) In Cash	(7,225)	456	1,038

Cash At The Beginning Of The Period	8,500	582	-

Cash At The End Of The Period	$1,275	$1,038	$1,038

Schedule Of Non-Cash Investing And Financing Activities

In March 2009 note holders converted $5,006 in interest due to note principal.

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

We originally issued promissory notes to several parties. All notes became due on November 15, 2008. All notes have now been exchanged for new notes. One note, in the amount of $5,904.17, is dated March 1, 2009, and is due March 1, 2010. This note is convertible into common stock at $0.01 per share. The face amount of our note to Spyglass Investment Partnership remains at $250,000, although the note is now dated March 1, 2009, and is due March 1, 2010. This note is convertible into common stock at $0.01 per share. We have three other notes, each in the amount of $2,952.08, which are now dated July 8, 2009 and are due July 8, 2010. None of these latter notes are convertible into common stock.

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending May 31, 2009 and 2008 and for the six months ended May 31, 2009 and 2008. We have had no revenues from inception through May 31, 2009.

General and administrative expenses for the fiscal quarter ended May 31, 2009 were $9,745. General and administrative expenses for the fiscal quarter ended May 31, 2008 were $5,214. General and administrative expenses for the six months ended May 31, 2008 were $10,016. General and administrative expenses for the six months ended May 31, 2008 were $17,563.The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $11,650 for the fiscal quarter ended May 31, 2009, compared to a net loss of $6,159 for the fiscal quarter ended May 31, 2008. We had a net loss of $13,988  for the six months ending in May 31, 2009, compared to a net loss of $19,515 for the six months ending in May 31, 2008.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of our current fiscal year.

Liquidity and Capital Resources

As of May 31, 2009, we had cash or cash equivalents of $1,038.

Net cash used for operating activities was $7,744 for the six months ended May 31, 2009 compared to $17,563 for the six months ended May 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows provided or used in investing activities were $-0- for the six months ended May 31, 2009, compared to $ -0- for the six months ended May 31, 2008.

Cash flows provided by by financing activities were $8,200 for the six months ended May 31, 2009, compared to $10,338 for the six months ended May 31, 2008. These activities were primarily in the form of loans.

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

We have not generated revenues from our inception. As of May 31, 2009, we had a cash position of $1,038. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending November 30, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis for each catering. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from catering operations using referrals from KRTF and unrelated individuals and entities that operate in the catering business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan was evidenced by an unsecured promissory note which was originally due November 15, 2009 but is now due March 1, 2010. If we are unable to raise funds to cover any operating deficit after March 1, 2010, our business may fail.

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

As our stock is not listed on NASDAQ or another national exchange, trading in our shares are subject to rules governing "penny stocks," which will impair trading activity in our shares.

As our stock is not listed on NASDAQ or another national exchange, our stock is therefore be subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker-dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

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

After distribution of our shares to the KRTF shareholders, our largest shareholder, Christopher Bell, will control 1,010,000 shares and thereby control approximately 72.6% of our outstanding shares. Because Christopher Bell individually will beneficially control more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We originally issued promissory notes to several parties. All notes became due on November 15, 2008. All notes have now been exchanged for new notes. One note, in the amount of $5,904.17, is dated March 1, 2009, and is due March 1, 2010. This note is convertible into common stock at $0.01 per share. The face amount of our note to Spyglass Investment Partnership remains at $250,000, although the note is now dated March 1, 2009, and is due March 1, 2010. This note is convertible into common stock at $0.01 per share. We have three other notes, each in the amount of $2,952.08, which are now dated July 8, 2009 and are due July 8, 2010. None of these latter notes are convertible into common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

            None

ITEM 6.  EXHIBITS

Exhibits

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated November 15, 2007 for Spyglass Investment Partnership
4.2*	Warrant dated November 15, 2007 for David Wagner & Associates, P.C.
4.3*	Warrant dated November 15, 2007 for Matthew Gregarek
4.4*	Warrant dated November 15, 2007 for Taylor May
4.5*	Warrant dated November 15, 2007 for Michael Hopkins
4.6*	Warrant dated November 15, 2007 for Robert Wanish
10.1*	Promissory note dated November 15, 2007 with Spyglass Investment Partnership
10.2*	Promissory note dated November 15, 2007 with Matthew Gregarek
10.3*	Promissory note dated November 15, 2007 with Taylor May
10.4*	Promissory note dated November 15, 2007 with Michael Hopkins
10.5*	Promissory note dated November 15, 2007 with Robert Wanish
10.6	Promissory note dated March 1, 2009 with Spyglass Investment Partnership
10.7	Promissory note dated March 1, 2009 with Matthew Gregarek
10.8	Promissory note dated July 8, 2009 with Taylor May
10.9	Promissory note dated July 8, 2009 with Michael Hopkins
10.10	Promissory note dated July 8, 2009 with Robert Wanish
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, December 13, 2007.

(b)                 Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kurrant Mobile Catering, Inc.

Date July 14, 2009	By:	/s/ Christopher Bell
Christopher Bell, President, Chief Executive Officer and Chief Financial Officer