Form 10-Q
period 2009-08-31
Kurrant Mobile Catering, Inc.
filed 2009-10-14
CIK 1420836

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended August 31, 2009

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

As of August 31, 2009 registrant had outstanding 1,404,254 shares of the registrant's common stock.

FORM 10-Q
KURRANT MOBILE CATERING, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to KURRANT MOBILE CATERING, INC.

ITEM 1. FINANCIAL STATEMENTS

KURRANT MOBILE CATERING, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended August 31, 2009

Kurrant Mobile Catering, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Kurrant Mobile Catering, Inc.
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	1
Statements of operation	2
Statements of cash flows	3
Notes to financial statements	5

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
BALANCE SHEETS

		August 31, 2009
	Nov. 30, 2008	(Unaudited)
ASSETS

Current assets
Cash	$582	$272
Total current assets	582	272

Total Assets	$582	$272

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$4,789	$9,347
Notes payable - related parties	21,950	36,752
Notes payable	12,500	14,760
Total current liabilties	39,239	60,859

Total Liabilities	39,239	60,859

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
1,404,254 shares issued and outstanding	1,405	1,405
Additional paid in capital	4,108	4,108
Deficit accumulated during the dev. stage	(44,170)	(66,100)

Total Stockholders' Equity	(38,657)	(60,587)

Total Liabilities and Stockholders' Equity	$582	$272

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Aug. 31, 2008	Three Months Ended Aug. 31, 2009	Nine Months Ended Aug. 31, 2008	Nine Months Ended Aug. 31, 2009	Period From Oct. 15, 2007 (Inception) Through Aug. 31, 2009

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Depreciation	-	-	-	-	-
General and administrative	2,579	9,745	20,142	13,228	59,142
	2,579	9,745	20,142	13,228	59,142

Gain (loss) from operations	(2,579)	(9,745)	(20,142)	(13,228)	(59,142)

Other income (expense):
Interest expense	(1,057)	(1,905)	(3,009)	(8,702)	(6,958)

Income (loss) before
provision for income taxes	(3,636)	(11,650)	(23,151)	(21,930)	(66,100)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(3,636)	$(11,650)	$(23,151)	$(21,930)	$(66,100)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of
common shares outstanding	1,404,254	1,404,254	1,536,642	1,404,254

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Oct. 15, 2007
	Nine Months Ended Aug. 31, 2008	Nine Months Ended Aug. 31, 2009	(Inception) Through Aug. 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(23,151)	$(21,930)	$(66,100)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	-	-	-
Accrued payables	3,009	2,218	18,209
Compensatory stock issuances			2,000
Compensatory warrant issuances			3,375
Net cash provided by (used for)
operating activities	(20,142)	(19,712)	(42,516)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			Oct. 15, 2007
	Nine Months Ended Aug. 31, 2008	Nine Months Ended Aug. 31, 2009	(Inception) Through Aug. 31, 2009

Cash Flows From Financing Activities:
Notes payable - borrowings	12,450	19,402	42,650
Warrant exercises	138	-	138
Net cash provided by (used for)
financing activities	12,588	19,402	42,788

Net Increase (Decrease) In Cash	(7,554)	(310)	272

Cash At The Beginning Of The Period	8,500	582	-

Cash At The End Of The Period	$946	$272	$272

Schedule Of Non-Cash Investing And Financing Activities

In March 2009 note holders converted $5,006 in interest due to note principal.

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending August 31, 2009 and 2008 and for the nine months ended August 31, 2009 and 2008. We have had no revenues from inception through August 31, 2009.

General and administrative expenses for the fiscal quarter ended August 31, 2009 were $9,745. General and administrative expenses for the fiscal quarter ended August 31, 2008 were $2,579. General and administrative expenses for the nine months ended August 31, 2008 were $13,228. General and administrative expenses for the nine months ended August 31, 2008 were $20,142. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $11,650 for the fiscal quarter ended August 31, 2009, compared to a net loss of $3,636 for the fiscal quarter ended August 31, 2008. We had a net loss of $21,930  for the nine months ending in August 31, 2009, compared to a net loss of $23,151 for the nine months ending in August 31, 2008.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of our current fiscal year.

Liquidity and Capital Resources

As of August 31, 2009, we had cash or cash equivalents of $272.

Net cash used for operating activities was $19,712 for the nine months ended August 31, 2009 compared to $20,142 for the nine months ended August 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows provided or used in investing activities were $-0- for the nine months ended August 31, 2009, compared to $ -0- for the nine months ended August 31, 2008.

Cash flows provided by financing activities were $19,402 for the nine months ended August 31, 2009, compared to $12,588 for the nine months ended August 31, 2008. These activities were primarily in the form of loans.

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

We have not generated revenues from our inception. As of August 31, 2009, we had a cash position of $272. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending November 30, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis for each catering. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from catering operations using referrals from KRTF and unrelated individuals and entities that operate in the catering business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan was evidenced by an unsecured promissory note which was originally due November 15, 2009 but is now due March 1, 2010. If we are unable to raise funds to cover any operating deficit after March 1, 2010, our business may fail.

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

For the fiscal year ended November 30, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

s	our ability to locate customers who will use our catering services; and

s	our ability to generate revenues.

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

Our future success depends, in large part, on the continued financing of Spyglass.The loss of this financing would have a material adverse effect on our business

Spyglass is our only source of continued financing. It would be very difficult find a financing source to replace Spyglass. The loss of the Spyglass financing would have a material adverse effect on our business.

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
            None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
 None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 None

ITEM 5.  OTHER INFORMATION
 None

ITEM 6.  EXHIBITS

Exhibits

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated November 15, 2007 for Spyglass Investment Partnership
4.2*	Warrant dated November 15, 2007 for David Wagner & Associates, P.C.
4.3*	Warrant dated November 15, 2007 for Matthew Gregarek
4.4*	Warrant dated November 15, 2007 for Taylor May
4.5*	Warrant dated November 15, 2007 for Michael Hopkins
4.6*	Warrant dated November 15, 2007 for Robert Wanish
10.1*	Promissory note dated November 15, 2007 with Spyglass Investment Partnership
10.2*	Promissory note dated November 15, 2007 with Matthew Gregarek
10.3*	Promissory note dated November 15, 2007 with Taylor May
10.4*	Promissory note dated November 15, 2007 with Michael Hopkins
10.5*	Promissory note dated November 15, 2007 with Robert Wanish
10.6*	Promissory note dated March 1, 2009 with Spyglass Investment Partnership
10.7*	Promissory note dated March 1, 2009 with Matthew Gregarek
10.8*	Promissory note dated July 8, 2009 with Taylor May
10.9*	Promissory note dated July 8, 2009 with Michael Hopkins
10.10*	Promissory note dated July 8, 2009 with Robert Wanish
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed

(b)                 Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kurrant Mobile Catering, Inc.

Date October 14, 2009	By:	/s/ Christopher Bell
Christopher Bell, President, Chief Executive Officer and Chief Financial Officer