Form 10-K
period 2009-11-30
Kurrant Mobile Catering, Inc.
filed 2010-02-01
CIK 1420836

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   November 30, 2009

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

(303) 349-9616
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [] No [X]
.
Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Check by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []  No [X].

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, January 15, 2010, was 1,404,254.

FORM 10-K

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

Narrative Description of the Business

   Kurrant Mobile Catering is a corporation which was formed under the laws of the State of Colorado on October 15, 2007. We were originally a wholly-owned subsidiary of Kurrant Food Enterprises, Inc. (“KRTF”).

   We are a development stage company. Our development stage began when we incorporated on October 15, 2007. Our plan is to own and operate a mobile catering business.

    On November 30, 2007, the directors of KRTF approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the pro rata spin-off of Mobile Catering to KRTF shareholders of record on January 10, 2008 on a pro rata basis. Since KRTF’s business is related to the proposed activities of Mobile Catering, the KRTF directors decided it was in the best interest of KRTF and Kurrant Mobile Catering and KRTF's shareholders to spin-off Kurrant Mobile Catering to minimize any potential of conflict of interest.  KRTF distributed the Kurrant Mobile Catering shares on or about February 12, 2008. The shares were distributed by Corporate Stock Transfer, which acts as our transfer agent.

Operations

We plan to develop a mobile catering operation. We will provide catering activities, such as those provided by KRTF, although through the use of mobile facilities. We plan to only provide mobile catering to events in places such as ski areas, resorts, public outdoor activities, such as sporting events, and other venues where the use of mobile catering facilities is economically feasible. These events include, but are not limited to, public festivals and ski and biking events. We plan to operate at any event where large groups of people could purchase concession items.

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

Backlog

At November 30, 2009, we had no backlogs.

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

Our investor relations department can be contacted at our principal executive office, located at 194 Hermosa Circle, Durango, Colorado 81301. Our phone number at our headquarters is (303) 349-9616.

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

We have not generated any revenues since our inception. As of November 30, 2009, we had a cash position of $376. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending November 30, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis for each catering. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from catering operations using referrals from KRTF and unrelated individuals and entities that operate in the catering business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named Spyglass Investment Partnership (“Spyglass ”), a related party, agreed to provide operating capital in the form of a convertible note payable that allows borrowing of up to $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due November 15, 2009. The note was extended to March 1, 2010. If we are unable to raise funds to cover any operating deficit, our business may fail.

We have incurred a loss and have no current operations.

 Our Company lacks a history of operations, has limited assets, and has incurred operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to locate customers who will use our catering services; and

●	our ability to generate revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $30,000 and $50,000 for the fiscal year ending November 30, 2010. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

   We have the authority to issue up to 50,000,000 shares of common stock, 1,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Although no financing is planned currently, we may need to raise additional capital to fund operating losses. If we raise funds by issuing equity securities, our existing stockholders may experience substantial dilution. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

             After distribution of our shares to the KRTF shareholders, our largest shareholder, Christopher Bell, owns and control 1,010,000 shares and thereby control approximately 71.92% of our outstanding shares. Because Christopher Bell individually will beneficially control more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

Our future success depends, in large part, on the continued service of our President.

             We depend almost entirely on the efforts and continued employment of Mr. Bell, our President and Secretary-Treasurer. Mr. Bell is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, Spyglass, a related party, is our only source of financing. We do not have an employment contract with Mr. Bell, and we do not carry key person insurance on his life. The loss of the services of Mr. Bell through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult find and retain qualified personnel such as Mr. Bell.

Our future success depends, in large part, on the continued financing of Spyglass, a related party.The loss of this financing would have a material adverse effect on our business

        Spyglass, a related party, is our only source of continued financing. It would be very difficult find a financing source to replace Spyglass. The loss of the Spyglass financing would have a material adverse effect on our business.

We do not expect to pay dividends on common stock.

        We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

ITEM 2. DESCRIPTION OF PROPERTY.

   We currently use the mailing address of the offices of KRTF for company use. In the future, we plan to occupy separate office facilities and obtain office furniture and equipment We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.

 We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

As of January 15, 2010, there were ninety-seven record holders of our common stock and there were 1,404,254 shares of our common stock outstanding.

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

Results of Operations

    We had no revenue for the fiscal years ended November 30, 2009 and 2008 or from inception (October 15, 2007) through November 30, 2009.  Operating expenses during the year ended November 30, 2009 totaled $16,193,      consisting solely of general and administrative expenses. Operating expenses during the year ended November 30, 2008 totaled $25,256, consisting solely of general and administrative expenses.

   We had a net loss for the year ended November 30, 2009 of $21,018, compared to a net loss of $29,933 for the year ended November 30, 2008.

Mobile Catering intends to own and operate a mobile catering business. Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending November 30, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from catering operations using referrals from KRTF and unrelated individuals and entities that operate in the catering business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named Spyglass Investment Partnership (“Spyglass ”), a related party, agreed to provide operating capital in the form of a convertible note payable allowing borrowing of up to $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due November 15, 2009. The note was extended to March 1, 2010. If we are unable to raise funds to cover any operating deficit, our business may fail.

Liquidity and Capital Resources.

   At November 30, 2009, we had an unrestricted cash balance of $376, compared to an unrestricted cash balance of $582 at November 30, 2008.

Net cash used in operating activities was $14,406 for the fiscal year ended November 30, 2009, compared to $25,006 for the fiscal year ended November 30, 2008.

Cash flows used in investing activities were $-0- for the fiscal years ended November 30, 2009 and 2008.

Cash flows provided by financing activities were $14,200 for the fiscal year ended November 30, 2009 and $17,088 for the fiscal year ended November 30, 2008.  These cash flows were all related to proceeds from the issuance of equity and debt.

          At November 30, 2009, the Company's working capital deficit was approximately $60,000. The Company has a convertible note payable that allows it to borrow up to $250,000 of which $36,150 has been utilized at November 30, 2009.  As a result, the Company believes that it has sufficient financing to meet its working capital requirements through the next twelve months.  Historically, the Company has relied on the proceeds from the issuance of debt and equity instruments to non-related parties and related parties to sustain its operations.

Financial Position

 At November 30, 2009, we had no commitments for capital expenditures. In November 2007, an organization named Spyglass Investment Partnership (“Spyglass ”), a related party, agreed to provide operating capital in the form of a convertible note payable allowing borrowings of up to $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due November 15, 2009. The note was extended to March 1, 2010.

Management estimates it will take approximately $30,000 - $50,000 per year to fund proposed operations. Since we have no operating history, it is uncertain whether revenue from operations will be sufficient to cover our operating expenses. We have no commitment for funding after fiscal year 2010. If we are unable to raise funds to cover any operating deficit, our business may fail.

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

The accounting policies that we follow are set forth in the notes to our financial statements as included in this annual report. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

 In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended November 30, 2009 did not have a significant effect on the Company’s financial statements. In connection with preparing the accompanying unaudited financial statements as of November 30, 2009 and for year ended November 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168 (ASC 105-10),  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on September 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

 November 30, 2009
with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

KURRANT MOBILE CATERING, INC.
 Financial Statements

TABLE OF CONTENTS

Page

REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRMS	15

FINANCIAL STATEMENTS

Balance sheets	17
Statements of expenses	18
Statements of stockholders’ deficit	19
Statements of cash flows	20
Notes to financial statements	21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Kurrant Mobile Catering, Inc.
(A Development Stage Company)
Durango, Colorado

We have audited the accompanying balance sheet of Kurrant Mobile Catering, Inc. (the “Company”) as of November 30, 2009, and the related statements of expenses, stockholders’ deficit, and cash flows for the year then ended and for the period from inception (October 15, 2007) through November 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from inception through November 30, 2008 were audited by other auditors, whose report expressed an unqualified opinion on those statements. The financial statements for the period from inception through November 30, 2008 include total revenues and net loss of $0 and $44,170, respectively. Our opinion on the statements of expenses, stockholders' deficit and cash flows for the period from inception through November 30, 2009, insofar as it relates to amounts for prior periods through November 30, 2008, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Kurrant Mobile Catering, Inc.  as of  November 30, 2009, and the results of its operations and its cash flows for the year then ended and for the period from inception (October 15, 2007) through November 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
January 29, 2010

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 12, 2009	RONALD R. CHADWICK, P.C.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
BALANCE SHEETS

	Nov. 30, 2009	Nov. 30, 2008
ASSETS
Current Assets
Cash	$376	$582
Total current assets	376	582

Total Assets	$376	$582

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued payables	$9,141	$4,789
Notes payable - related parties	36,150	21,950
Notes payable	14,760	12,500
Total current liabilities	60,051	39,239

Total Liabilities	60,051	39,239

Commitment and Contingencies	-	-

Stockholders' Deficit
Preferred stock, $.01 par value; 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
1,404,254 shares issued and outstanding, respectively	1,405	1,405
Additional paid in capital	4,108	4,108
Deficit accumulated during the development stage	(65,188)	(44,170)
Total Stockholders' Deficit	(59,675)	(38,657)

Total Liabilities and Stockholders' Deficit	$376	$582

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES

			Period From
			Oct. 15, 2007
			(Inception)
	Year Ended	Year Ended	Through
	Nov. 30, 2009	Nov. 30, 2008	Nov. 30, 2009

Operating expenses:
General and administrative	16,193	25,256	55,574
	16,193	25,256	55,574

Loss from operations	(16,193)	(25,256)	(55,574)

Other income (expense):
Interest expense	(4,825)	(4,677)	(9,614)

Net loss	$(21,018)	$(29,933)	$(65,188)

Net loss per share
(Basic and fully diluted)	$(0.01)	$(0.02)

Weighted average number of
common shares outstanding	1,404,254	1,503,545

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
Period From Oct. 15, 2007 (Inception) Through Nov. 30, 2009

				Deficit
				Accumulated
			Additional	During The	Total
	Common Stock		Paid In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances at October 15, 2007 (Inception)	-	$-	$-	$-	$-

Compensatory stock issuances	2,000,000	2,000	-	-	2,000

Compensatory warrant issuances	-	-	3,125	-	3,125

Net loss	-	-	-	(14,237)	(14,237)

Balances at November 30, 2007	2,000,000	$2,000	$3,125	$(14,237)	$(9,112)

Compensatory warrant issuances	-	-	250	-	250

Warrant exercises	137,500	138	-	-	138

Stock cancellation	(733,246)	(733)	733	-	-

Net loss	-	-	-	(29,933)	(29,933)

Balances at November 30, 2008	1,404,254	1,405	4,108	(44,170)	(38,657)

Net loss	-	-	-	(21,018)	(21,018)

Balances at November 30, 2009	1,404,254	$1,405	$4,108	$(65,188)	$(59,675)

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			Oct. 15, 2007
			(Inception)
	Year Ended	Year Ended	Through
	Nov. 30, 2009	Nov. 30, 2008	Nov. 30, 2009
Cash Flows From Operating Activities:
Net loss	$(21,018)	$(29,933)	$(65,188)
Adjustments to reconcile net loss to
net cash used in operating activities:
Accrued payables	1,789	-	1,789
Accrued Expenses	4,823	4,677	9,612
Compensatory stock issuances			2,000
Compensatory warrant issuances	-	250	3,375
Net cash used in operating activities	(14,406)	(25,006)	(48,412)
			-
Cash Flows From Financing Activities:			-
Warrant exercises	-	138	138
Notes payable - borrowings	14,200	16,950	48,650
Net cash provided by financing activities	14,200	17,088	48,788

Net Increase (Decrease) In Cash	(206)	(7,918)	376

Cash At The Beginning Of The Period	582	8,500	-

Cash At The End Of The Period	$376	$582	$376

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Kurrant Mobile Catering, Inc. (the “Company”), was incorporated in the State of Colorado on October 15, 2007. The Company was originally a wholly-owned subsidiary of Kurrant Food Enterprises, Inc. (“KRTF”). On November 30, 2007, the directors of KRTF approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the spin-off of the Company to KRTF shareholders of record on January 10, 2008 on a pro rata basis.  The Company was formed to provide mobile catering services to individuals, businesses and other organizations. The Company’s fiscal year end is November 30. The Company is currently considered to be a Development Stage Company.

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

Income tax

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards (“NOLs”). If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Basic and diluted net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. Common stock equivalents from the conversion of the notes payable (Note 3) to 4,205,400 and $2,695,000 common shares at November 30, 2009 and 2008, respectively, were excluded from the diluted weighted average shares calculation as they would be anti-dilutive.  Additionally, common stock equivalents from the exercise of common stock purchase warrants (Note 5) to 200,000 shares of common stock at November 30, 2009 and 2008, respectively, were excluded from the diluted weighted average shares calculation as they would be anti-dilutive.

Stock based compensation

Equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Recent accounting pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended November 30, 2009 did not have a significant effect on the Company’s financial statements. In connection with preparing the accompanying unaudited financial statements as of November 30, 2009 and for year ended November 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168 (ASC 105-10), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on September 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2.  LIQUIDITY

At November 30, 2009, the Company's working capital deficit was approximately $60,000. The Company has a convertible note payable that allows it to borrow up to $250,000 (see Note 3) of which $36,150 has been utilized at November 30, 2009.  As a result, the Company believes that it has sufficient financing to meet its working capital requirements through the next twelve months.  Historically, the Company has relied on the proceeds from the issuance of debt and equity instruments to non-related parties and related parties to sustain its operations.

NOTE 3. NOTES PAYABLE

At November 30, 2009 and 2008 the Company owed a related party $36,150 and $21,950, respectively, under a convertible note payable that allows for borrowing up to $250,000. The convertible note matures March 1, 2010, is unsecured and bears interest at 15% per annum, with the entire principal and accrued interest amount payable on the due date. The convertible note may be extended by the Company for up to one year to March 1, 2011, with a renewal fee of 1.5% of outstanding principal. The note maybe converted into common stock at a fixed conversion rate of $0.01 per share. At November 30, 2009 and 2008, 3,615,000 and 2,195,000 shares of common stock were issuable under the conversion feature, with a share value of $0, respectively. Accrued interest related to the convertible notes was $6,486 and $2,785 as of November 30, 2009 and 2008, respectively.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

At November 30, 2009 and 2008 the Company owed a non-related third party $5,904 and $5,000, respectively, under a convertible note payable. The convertible note matures March 1, 2010, is unsecured and bears interest at 15% per annum, with the entire principal amount and accrued interest payable on the due date. The convertible note may be extended by the Company for up to one year to March 1, 2011, with a renewal fee of 1.5% of outstanding principal. The note maybe converted into common stock at a fixed conversion rate of $0.01 per share. At November 30, 2009 and 2008, 590,400 and 500,000 shares of common stock are issuable under the conversion feature, with a share value of $0, respectively. Accrued interest related to the convertible notes was $347 and $801 as of November 30, 2009 and 2008, respectively.

At November 30, 2009 and 2008 the Company owed third parties $8,856 and $7,500 under notes payable, respectively. The notes mature July 8, 2010, are unsecured, bear interest at 15% per annum, and require quarterly interest only payments with the entire principal amount payable on the due date. The notes may be extended by the company for up to one year to July 8, 2011, with a renewal fee of 1.5% of outstanding principal. Accrued interest related to the notes was $519 and $1,203 as of November 30, 2009 and 2008, respectively.

NOTE 4. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has net operating losses of approximately $65,000 which begin expiring in 2028. The potential benefit of the Company's net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward.

	2009	2008
Statutory rate	34%	34%
Income tax benefit at statutory rate	$(7,146)	$(10,177)
Change in valuation allowance	7,146	10,177
Provision for income taxes	$-	$-

	Nov. 30, 2009	Nov. 30, 2008

Deferred tax asset and liabilities:
Net operating losses	$22,164	$15,018
Valuation allowance	(22,164)	(15,018)
Net deferred tax assets	$-	$-

NOTE 5. STOCKHOLDERS EQUITY (DEFICIT)

Common Stock

The Company issued its parent corporation 2,000,000 common shares valued at $2,000 in 2007 for formation stage consulting services. During the year ended November 30, 2008, the Company cancelled 733,246 common shares.

Warrants

During the period from October 15, 2007 (inception) through November 30, 2007 the Company issued 312,500 common stock purchase warrants for $3,125 in services, allowing the holder to purchase one share of common stock per warrant at an exercise price of $.001, exercisable through November 12, 2012.

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

During the year ended November 30, 2008 the Company issued 25,000 common stock purchase warrants for $250 in services, allowing the holder to purchase one share of common stock per warrant at an exercise price of $.001, exercisable through November 12, 2012. In 2008 137,500 warrants were exercised, leaving a November 30, 2009 and 2008 balance of 200,000 warrants outstanding.

The Company determined the fair value of the warrants as of the date the transactions were initially entered into. The fair value of the warrants was estimated using the Black-Scholes Option Pricing model. The following significant assumptions were used to estimate the fair value of the warrants granted:

Expected volatility	325%
Risk-free rate	3.71%
Expected dividends	0%
Expected term	5 years

To following table is an analysis of warrants for the purchase of the company’s stock for the years ended November 30, 2009 and 2008.

	Warrants	Weighted Average Exercise Price
Outstanding, November 30, 2007	312,500	$0.001

Granted	25,000	0.001
Expired/Cancelled
Exercised	(137,500)	0.001
Outstanding, November 30, 2008	200,000	0.001

Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-
Outstanding, November 30, 2009	200,000	$0.001

The aggregate intrinsic value of warrants outstanding and exercisable at November 30, 2009 was $0.

NOTE 6. RELATED PARTY TRANSACTIONS

As of November 30, 2009 and 2008, the Company owed a family member of the CEO $36,150 and $21,950, respectively, under a convertible note payable (see NOTE 3).

As of November 30, 2009 and 2008, the Company reimbursed a family member of the CEO $2,843 and $3,072, respectively, for expenses paid on behalf of the Company.

The Company has a verbal agreement for a month-to-month lease on its office at 194 Hermosa Circle, Durango, Colorado 81301. This office is leased from KRTF, the Company’s former parent company, which is also controlled by the Company’s president and largest shareholder. Currently, neither the Company nor KRTF pays rent for this office space, as such; no amount of rent expense has been recorded from inception through November 30, 2009.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Accordingly, we concluded that our disclosure controls and procedures were effective as of November 30, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR).

Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of November 30, 2009, we did maintain effective control over the financial reporting process.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of January 15, 2010, was known by us to own beneficially more than five percent (5%) of our common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 1,404,254 common shares were issued and outstanding as of January 15, 2010.

Name and Address	No. of
Beneficial	Shares	Percentage
Owner (1)	Owned	of Ownership

Christopher Bell (2)	1,010,000	71.92%
194 Hermosa Circle
Durango, Colorado 80205

_____________
All Officers and	1,010,000	71.92%
Directors as a Group
(one person)

_____________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have verbal month-to-month lease on our office at 194 Hermosa Circle, Durango, Colorado 81301.  This office is leased from KRTF, our former parent company, which is also controlled by our largest shareholder. Currently, neither we nor KRTF pays rent for this office space.

At November 30, 2009 and 2008 we owed Spyglass, a related party, $36,150 and $21,950 under a convertible note payable allowing for borrowing up to $250,000, unsecured, bearing interest at 15% per annum and requiring quarterly interest only payments with the entire principal amount payable on the due date. The due date was extended to March 1, 2010 and the interest payment to date was waived but accrued.  The convertible note may be extended by the Company for up to one year to March 1, 2011, with a renewal fee of a 1.5% of outstanding principal. The note maybe converted into common stock at a fixed conversion rate of $0.01 per share. At November 30, 2009 and 2008, 3,615,000 and 2,195,000 shares of common stock were issuable under the conversion feature, with a share value of $0, respectively. Accrued interest related to the convertible note was $6,486 and $2,785 as of November 30, 2009 and 2008, respectively.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our former independent registered public accounting firm, Ronald R. Chadwick, P.C., of Aurora, Colorado , Certified Public Accountants, and our current independent registered public accounting firm GBH CPAs, PC of Houston, Texas, billed an aggregate of approximately $11,000 for the year ended November 30, 2009 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. Our former independent registered public accounting firm, Ronald R. Chadwick, P.C., of Aurora, Colorado , Certified Public Accountants, billed an aggregate of approximately $10,000 for the year ended November 30, 2008 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated November 15, 2007 for Spyglass Investment Partnership
4.2*	Warrant dated November 15, 2007 for David Wagner & Associates, P.C.
4.3*	Warrant dated November 15, 2007 for Matthew Gregarek
4.4*	Warrant dated November 15, 2007 for Taylor May
4.5*	Warrant dated November 15, 2007 for Michael Hopkins
4.6*	Warrant dated November 15, 2007 for Robert Wonish
10.1*	Promissory note dated November 15, 2007 with Spyglass Investment Partnership
10.2*	Promissory note dated November 15, 2007 with Matthew Gregarek
10.3*	Promissory note dated November 15, 2007 with Taylor May
10.4*	Promissory note dated November 15, 2007 with Michael Hopkins
10.5*	Promissory note dated November 15, 2007 with Robert Wonish
10.6**	Promissory note dated March 1, 2009 with Spyglass Investment Partnership
10.7**	Promissory note dated March 1, 2009 with Matthew Gregarek
10.8**	Promissory note dated March 1, 2009 with Taylor May
10.9**	Promissory note dated March 1, 2009 with Michael Hopkins
10.10**	Promissory note dated March 1, 2009 with Robert Wonish
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, December 13, 2007.

            ** Previously filed with Form 10-Q, July 17, 2009.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January February 1, 2010.

KURRANT MOBILE CATERING, INC.

By:	/s/ Chris Bell
Chris Bell
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 1, 2010	By:	/s/ Chris Bell
Chris Bell
Director