Form 10-Q
period 2010-02-28
Kurrant Mobile Catering, Inc.
filed 2010-04-19
CIK 1420836

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the period ended February 28, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission file number: 0-53011

KURRANT MOBILE CATERING, INC. (Name of small business issuer in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	26-1559350 I.R.S. Employer Identification No.)

8600 Decarie, Suite 200 Montreal, Quebec, Canada H4P 2N2 (Address of principal executive offices)

(858) 531 5723 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]   No[    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]                                                                           Accelerated filer [   ]

Non-accelerated filer [   ]                                                                           Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

                                                                      N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [   ]  No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of April 13, 2010
Common Stock, $0.001 par value	1,404,254

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

KURRANT MOBILE CATERING, INC.

FORM 10-Q

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheets
Statements of Operations (unaudited)
Statements of Cash Flows (unaudited)
Notes to Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURRANT MOBILE CATERING, INC.

FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
BALANCE SHEETS

		Feb. 28, 2010
	Nov. 30, 2009	(Unaudited)
ASSETS

Current assets
Cash	$376	$244
Total current assets	376	244

Total Assets	$376	$244

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$9,141	$11,392
Notes payable - related parties	36,150	36,150
Notes payable	14,760	14,760
Total current liabilties	60,051	62,302

Total Liabilities	60,051	62,302

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
1,404,254 shares issued
and outstanding	1,405	1,405
Additional paid in capital	4,108	4,108
Deficit accumulated during the dev. stage	(65,188)	(67,571)

Total Stockholders' Equity	(59,675)	(62,058)

Total Liabilities and Stockholders' Equity	$376	$244

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Oct. 15, 2007
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Feb. 28, 2009	Feb. 28, 2010	Feb. 28, 2010

Revenue	$-	$-	$-

Operating expenses:
Depreciation	-	-	-
General and administrative	271	132	55,706
	271	132	55,706

Gain (loss) from operations	(271)	(132)	(55,706)

Other income (expense):
Interest expense	(2,067)	(2,251)	(11,865)

Income (loss) before
provision for income taxes	(2,338)	(2,383)	(67,571)

Provision for income tax	-	-	-

Net income (loss)	$(2,338)	$(2,383)	$(67,571)

Net income (loss) per share
(Basic and fully diluted)	$-	$-

Weighted average number of
common shares outstanding	1,404,254	1,404,254

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Period From
			Oct. 15, 2007
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Feb. 28, 2009	Feb. 28, 2010	Feb. 28, 2010
Cash Flows From Operating Activities:
Net income (loss)	$(2,338)	$(2,383)	$(67,571)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	-	-	-
Accrued payables & Expense	2,067	2,251	13,652
Compensatory stock issuances	-	-	2,000
Compensatory warrant issuances	-	-	3,375
Net cash provided by (used for)
operating activities	(271)	(132)	(48,544)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Notes payable - borrowings	-	-	48,650
Warrant exercises	-	-	138
Net cash provided by (used for)
financing activities	-	-	48,788

Net Increase (Decrease) In Cash	(271)	(132)	244

Cash At The Beginning Of The Period	582	376	-

Cash At The End Of The Period	$311	$244	$244

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Effective February 10, 2010, certain of our selling shareholders (collectively, the “Sellers”) and Tony Khoury  (the “Purchaser”) entered into those certain common stock purchase agreements (collectively, the “Purchase Agreements”) for the purchase of an aggregate 1,040,000 shares of our common stock. In accordance with the terms and provisions of the Purchase Agreement, the Sellers sold an aggregate of 1,040,000 shares of our common stock, par value $0.001 (the “Common Stock”). In further accordance with the terms and provisions of the Purchase Agreement, the funds were escrowed and released accordingly upon closing of the Purchase Agreements. Based on the change of control, our planned future business operations may involve providing commercial and retail telecommunications services and products utilizing the newest technology in Voice-Over-Internet-Protocol telephony (“VOIP”). Our products and services will be tailored to the evolving condition and demands of these markets, with an offering that includes wholesale carrier services and retail prepaid wireline and wireless. As of the date of this Quarterly Report, however, we are in negotiations with a Montreal based company that develops and manufactures innovative dog treats. The Montreal based company is dedicated towards developing innovating treats to support and improve a pet’s health and the human to pet relationship. It currently has a flagship product and intends to develop an extensive line of products to meet the growing needs of pets, owners, retailers and veterinarians.

We have been in the development stage since our formation and have not yet realized any revenues from our planned operations. As a result of our Company being in the development stage, the aforementioned purchase and sale that resulted in a change in control, was not accounted for as a business combination.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended November 30, 2009. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

KURRANT MOBILE CATERING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: - CONTINUED

Basic and Diluted Net Income (Loss) Per Share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. Common stock equivalents from the conversion of the notes payable and warrants were excluded from the diluted weighted average shares calculation as they would be anti-dilutive.

Stock-Based Compensation

Equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Recent Accounting Pronouncement

No recent accounting pronouncements issued or recently adopted are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE  2.  LIQUIDITY AND GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Kurrant Mobile Catering will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Kurrant Mobile Catering be unable to continue as a going concern. At February 28, 2010, the Company's working capital deficit was approximately $67,000 and the accumulated deficit during the development stage totals approximately $72,600. The continuation of Kurrant Mobile Catering as a going concern is dependent upon the continued financial support from its shareholders, the ability of Kurrant Mobile Catering to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding  Kurrant Mobile Catering’s ability to continue as a going concern.

KURRANT MOBILE CATERING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE  3. RELATED PARTY TRANSACTIONS

As of November 30, 2009, the Company owed a family member of the former CEO $36,150, under a convertible note payable. Furthermore, as of February 28, 2010 the total amount of the loan used, not including accrued interest was $36,150 and has been assigned to a third party.

As of February 28, 2010, the Company owes the CEO $5,000, for expenses paid on behalf of the Company.

The Company has a verbal agreement for a month-to-month lease on its office at 8600 Decarie, Suite 200 Montreal, Quebec, Canada H4P 2N2. This office is leased from the CEO.Neither the Company nor the CEO pays rent for this office space; as such, no amount of rent expense has been recorded for the three months ended February 28, 2010.

NOTE  4. SUBSEQUENT EVENTS

In connection with preparing the accompanying unaudited financial statements as of February 28, 2010 and for the three month period ended February 28, 2010, management evaluated subsequent events through the date that the financial statements were issued (filed with the SEC).

On March 1, 21010, third party notes payable were repaid in the amount of $8,856.

On March 3, 2010, the Company amended its articles of incorporation to increase the aggregate number of authorized common shares from 50,000,000 to 250,000,000. The Company retained the par value of $0.001.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Kurrant Mobile Catering, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Quarterly Report on Form 10-Q that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

All references in this Quarterly Report on Form 10-Q to the terms “we,” “our,” “us,” and the “Company” refer to Kurrant Mobile Catering, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Kurrant Mobile Catering, Inc. was organized under the laws of the State of Colorado on October 15, 2007. We were the wholly-owned subsidiary of Kurrant Food Enterprises Inc. (“KRTF”). On approximately November 30, 2007, the board of directors of KRTF approved our spin-off to the shareholders of record of KRTF on a pro-rata basis as of January 10, 2008, subject to the effectiveness of a registration statement with the Securities and Exchange Commission.  Since KRTF’s business was related to our activities, the directors of KRTF decided it was in the best interest of KRTF and us and the shareholders of KRTF to effectuate our spin-off to minimize any potential conflict of interest. Therefore, our shares of common stock were distributed to the shareholders of KRTF on approximately February 12, 2008.

Common Stock Purchase Agreement

Effective February 10, 2010, certain of our selling shareholders (collectively, the “Sellers”) and Tony Khoury  (the “Purchaser”) entered into those certain common stock purchase agreements (collectively, the “Purchase Agreements”) for the purchase of an aggregate 1,040,000 shares of our common stock. In accordance with the terms and provisions of the Purchase Agreement, the Sellers sold an aggregate of 1,040,000 shares of our common stock, par value $0.001 (the “Common Stock”). In further accordance with the terms and provisions of the Purchase Agreement, the funds were escrowed and released accordingly upon closing of the Purchase Agreements.

We have been in the development stage since our formation and have not yet realized any revenues from our planned operations.

Amendment to Articles of Incorporation

Effective March 3, 2010, we filed an amendment to our articles of incorporation with the Colorado Secretary of State to increase our authorized capital structure to two hundred fifty million (250,000,000) shares of common stock, par value $0.001(the “Amendment”). The Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock approved the Amendment in accordance with written consent resolutions dated February 22, 2010.

CURRENT BUSINESS OPERATIONS

Based on the change of control, our planned future business operations may involve providing commercial and retail telecommunications services and products utilizing the newest technology in Voice-Over-Internet-Protocol telephony (“VOIP”). Our products and services will be tailored to the evolving condition and demands of these markets, with an offering that includes wholesale carrier services and retail prepaid wireline and wireless. By fostering internal synergies between its different operating divisions and exploiting inherent cost savings, current management believes that we are positioning ourselves to become a leading player in the emerging VOIP segment.

PROPOSED FUTURE BUSINESS OPERATIONS

As of the date of this Quarterly Report, however, we are in negotiations with a Montreal based company that develops and manufactures innovative dog treats. The company is dedicated towards developing innovating treats to support and improve a pet’s health and the human to pet relationship. It currently has a flagship product and intends to develop an extensive line of products to meet the growing needs of pets, owners, retailers and veterinarians large manufacturing company. We anticipate the successful consummation of a contractual relationship with this company within the next fiscal quarter.

RESULTS OF OPERATION

Three Month Period Ended February 28, 2010 Compared to Three Month Period Ended February 28, 2009.

The summarized financial data set forth in the tables below and discussed in this section should be read in conjunction with our financial statements and related notes for the three month period ended February 28, 2010 and February 28, 2009, which financial statements are included elsewhere in this Quarterly Report.

	Three Month Period Ended February 28, 2010	Three Month Period Ended February 28, 2009	Inception (October 15, 2007) to February 28, 2010
Revenue	-0-	-0-	-0-
Operating Expenses
Depreciation	-0-	-0-	-0-
General and administrative	132	271	55,706
Gain (loss) from operations	$(132)	$(271)	$(55,706)
Other Income (Expense)
Interest expense	(2,251)	(2,067)	(11,865)
Net gain on settlements	-0-	-0-	5,068,810
Net Loss	$(2,383)	$(2,338)	$(67,571)

Our net loss during the three month period ended February 28, 2010 was approximately ($2,383) compared to a net loss of ($2,338) for the three month period ended February 28, 2009 (an increase of $45).

During the three month period ended February 28, 2010 and February 28, 2009, respectively, we did not generate any revenue. During the three month period ended February 28, 2010, we incurred operating expenses in the aggregate amount of $132 compared to $271 incurred during the three month period ended February 28, 2009 (a decrease of $139). The operating expenses incurred during the three month period ended February 28, 2010 consisted of general and administrative of $132 (2009: $271). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

The incurrence of general and administrative expenses resulted in a loss from operations of ($132) during the three month period ended February 28, 2010 compared to a loss from operations of ($4271) during the three month period ended February 28, 2009. Loss from operations was further increased by the recording of interest expense of $2,251 (2009: $2,067). This resulted in a net loss of ($2,383) or ($0.00) per share during the three month period ended February 28, 2010 compared to a net loss of ($2,338) or ($0.00) during the three month period ended February 28, 2009. The weighted average number of shares outstanding was 1,404,254 at February 28, 2010 and at February 28, 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended February 28, 2010

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at February 28, 2010, our current assets were $244 and our current liabilities were $62,302, resulting in a working capital deficit of $62,058. As at February 28, 2010, our total assets were $244 compared to total assets of $376 at November 30, 2009. Total assets as at February 28, 2010 consisted of $244 in cash. As at February 28, 2010, our current liabilities were $62,302 compared to current liabilities of $60,051 as at November 30, 2009. Our current liabilities consisted of: (i) $11,392 in accrued payables; (ii) $36,150 in notes payable – related parties; and (iii) $14,760 in notes payable. The slight increase in current liabilities was primarily due to the increase in accrued payables.

Stockholders’ deficit increased from ($59,676) as at November 30, 2009M to ($62,058) as at February 28, 2010.

We have not generated positive cash flows from operating activities. For the three month period ended February 28, 2010, net cash flow used in operating activities was ($132) compared to net cash flow used in operating activities of ($271) for the three month period ended February 28, 2009. Net cash flow used in operating activities during the three month period ended February 28, 2010 consisted primarily of a net loss of ($2,383) adjusted by $2,251 in accrued payables and expense. Net cash flow used in operating activities during the three month period ended February 28, 2009 consisted primarily of a net loss of ($2,338) adjusted by $2,067 in accrued payables and expense.

PLAN OF OPERATION

Existing working capital, further advances and possible debt instruments, anticipated warrant exercises, further private placements, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

The report of the independent registered public accounting firm that accompanies our fiscal year end November 30, 2009 and November 30, 2008 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments for fiscal year 2009/2010.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars (“USD”).  Since we have acquired properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, any potential revenue and expenses will be denominated in U.S. Dollars, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar would be limited to our costs of acquisition of property.

INTEREST RATE

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts to hedge existing risks for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of February 28, 2010, which is the end of the three month quarterly period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the quarterly period covered by this Quarterly Report, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that we must disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of February 28, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

This Quarterly Report does not include an attestation report of our registered public accounting firm De Joya Griffith & Company, LLC., Certified Public Accountants regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Inherent Limitations on Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. In the event the Merger Agreement is not consummated, we intend to establish an audit committee during fiscal year 2010. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

STATEMENT OF CLAIM

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Following the Purchase Agreement: (i) Christopher Bell resigned as our President/Chief Executive Officer/Treasurer/Chief Financial Officer and our sole director effective as of February 10, 2010; and (ii) Tony Khoury consented to act as our President/Chief Executive Officer/Treasurer/Chief Financial Officer and the sole director of the Company effective as of February 10, 2010.

The biographies of each of the new directors and officers are set forth below as follows:

NAME	AGE	POSITION WITH THE COMPANY

Tony Khoury	34	President/Chief Executive Officer/Treasurer/Chief Financial Officer and a Director

Directors hold office until our annual meeting of our stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Tony Khoury.  Mr. Khoury is our President/Chief Executive Officer, Chief Financial Officer/Treasurer and a director since inception. Mr. Khoury is an experienced professional in the areas of sales and leasing. From approximately 2006 to present, Mr. Khoury is a director of sales and leasing at TRAMS Property Management in Montreal, Quebec, which is a multi-national vertically integrated real estate group offering third party real estate services in the United States. Mr. Khoury is responsible for a team of sales people, creating new marketing ideas, negotiating sales of properties and implementing new ideas to help the company succeed. From approximately 2004 through 2006, Mr. Khoury was a business broker for Sunbelt Business Brokers in Toronto, Ontario, which is a large main street and lower middle market business intermediary firm. Mr. Khoury assisted in negotiations in mergers and acquisitions, assisted potential buyers to acquire businesses and analyzed financial records to help improve corporate growth. From approximately 1999 through 2004, Mr. Khoury was the manager and owner of the Restaurant T in Montreal, Quebec, where he was responsible for daily operations. Mr. Khoury graduated from Concordia University in Montreal, Quebec. Mr. Khoury is also the President/Chief Executive Officer and a director of Pro NutriSource Inc.

CHANGE IN CONTROL

The following table sets forth certain information, as of the date of this Quarterly Report with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Quarterly Report, there are 1,404,254 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Tony Khoury 8600 Decarie, Suite 200 Montreal, Quebec Canada H4P 2N2	1,040,000	74.06%
All executive officers and directors as a group (1 person)	1,040,000	74.06%
Beneficial Shareholders Greater than 10%
None

*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Quarterly Report, there are 1,404,254 shares issued and outstanding.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
3.1	Amendment to Articles of Incorporation filed with the Colorado Secretary of State on March 3, 2010.
31.1	Certification of the registrant’s Principal Executive Officer under the Exchange Act Rules 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of the registrant’s Principal Financial Officer under the Exchange Act Rules 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of the registrant’s Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KURRANT MOBILE CATERING, INC.

Dated: April 13, 2010	By:	/s/ TONY KHOURY
Tony Khoury, President/Chief
Executive Officer

Dated: April 13, 2010	By:	/s/ TONY KHOURY
Tony Khoury,

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2010	By:	/s/ TONY KNOURY
Director