Form 10-Q/A
period 2010-02-28
Kurrant Mobile Catering, Inc.
filed 2010-04-20
CIK 1420836

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A Amendment No. 1

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

(858) 531-5723 (Issuer’s telephone number)

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

Yes [  ]   No[    ]

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
Balance Sheets (Unaudited)
Statements of Expenses (Unaudited)
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

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q/A that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Kurrant Mobile Catering, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Quarterly Report on Form 10-Q/A that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

All references in this Quarterly Report on Form 10-Q/A to the terms “we,” “our,” “us,” and the “Company” refer to Kurrant Mobile Catering, Inc.

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

Amendment to Articles of Incorporation

Effective March 3, 2010, we filed an amendment to our articles of incorporation with the Colorado Secretary of State to increase our authorized capital structure to two hundred fifty million (250,000,000) shares of common stock, par value $0.001 (the “Amendment”). The Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock approved the Amendment in accordance with written consent resolutions dated February 22, 2010.

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

RESULTS OF OPERATIONS

Three Month Period Ended February 28, 2010 Compared to Three-Month Period Ended February 28, 2009.

The summarized financial data set forth in the tables below and discussed in this section should be read in conjunction with our financial statements and related notes for the three-month periods ended February 28, 2010 and February 28, 2009, which financial statements are included elsewhere in this Quarterly Report.

	Three Month Period Ended February 28, 2010	Three Month Period Ended February 28, 2009	Inception (October 15, 2007) to February 28, 2010
Revenue	-0-	-0-	-0-
Operating Expenses

General and administrative	5,132	271	60,706
Loss from operations	$(5,132)	$(271)	$(60,706)
Other Income (Expense)
Interest expense	(2,251)	(2,067)	(11,865)
Net Loss	$(7,383)	$(2,338)	$(72,571)

During the three month period ended February 28, 2010, we incurred operating expenses in the aggregate amount of $5,132 compared to $271 incurred during the three month period ended February 28, 2009. The increase of $5,045 is mainly due to 2009 legal and professional fees.

Our net loss during the three-month period ended February 28, 2010 was approximately ($7,383) compared to a net loss of ($2,338) for the three-month period ended February 28, 2009. The increase of $5,045 is mainly due to legal and professional fees. Our net loss during the three-month period ended February 28, 2010 was further increased by the recognition of interest expense of $2,251 compared to $2,067 for the comparable period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three-Month Period Ended February 28, 2010

As at February 28, 2010, our current assets were $244 and our current liabilities were $67,302, resulting in a working capital deficit of $67,058.

As at February 28, 2010, our total assets were $244 compared to total assets of $376 at November 30, 2009. Total assets as at February 28, 2010 consisted of $244 in cash.

As at February 28, 2010, our current liabilities were $67,302 compared to current liabilities of $60,051 as at November 30, 2009. Our current liabilities consisted of: (i) $11,392 in accrued payables; (ii) $5,000 in related party payables; (ii) $50,910 in notes payable. The slight increase in current liabilities was primarily due to the increase in accrued interest and accrued legal and professional fees.

We have not generated positive cash flows from operating activities. For the three-month period ended February 28, 2010, net cash flow used in operating activities was ($2,392) compared to net cash flow used in operating activities of ($271) for the three-month period ended February 28, 2009. Net cash flows used in operating activities during the three-month period ended February 28, 2010 consisted primarily of a net loss of ($7,383) adjusted by $5,000 in related party payables. Net cash flow used in operating activities during the three-month period ended February 28, 2009 consisted primarily of a net loss of ($2,338) adjusted by $2,067 in accrued payables.

The financial statements have been prepared on a going concern basis, which implies Kurrant Mobile Catering will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and the financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Kurrant Mobile Catering be unable to continue as a going concern. At February 28, 2010, the Company's working capital deficit was approximately $67,000 and the accumulated deficit during the development stage totals approximately $72,600. The continuation of Kurrant Mobile Catering as a going concern is dependent upon the continued financial support from its shareholders, the ability of Kurrant Mobile Catering to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding  Kurrant Mobile Catering’s ability to continue as a going concern.

PLAN OF OPERATION

Existing working capital and anticipated cash flow are not expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through advances from related parties, notes payable from related parties and third parties and the proceeds of the private placement of equity and debt securities.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of February 28, 2010, which is the end of the three-month quarterly period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the quarterly period covered by this Quarterly Report, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective in ensuring that material information that we must disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting discussed below. To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified and continue to have the following material weakness in our internal controls over financial reporting:

There is a lack of segregation of duties and technical accounting expertise. Our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our management does not possess accounting expertise and hence our controls over the selection and application of accounting policies in accordance with generally accepted accounting principles were inadequate and constitute a material weakness in the design of internal control over financial reporting.  This weakness is due to the Company’s lack of working capital to hire additional staff.

Inherent Limitations on Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

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

The following exhibits are filed with this Quarterly Report on Form 10-Q/A:

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

KURRANT MOBILE CATERING, INC.

Dated: April 19, 2010	By:	/s/ TONY KHOURY
Tony Khoury, President/Chief
Executive Officer