Form 10-Q/A
period 2010-02-28
Kurrant Mobile Catering, Inc.
filed 2010-04-27
CIK 1420836

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A Amendment No. 2

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

KURRANT MOBILE CATERING, INC.

FORM 10-Q

This amendment to the Quarterly Report on Form 10-Q filed on April 15, 2010 is being filed to correct certain minor typographical errors in the Quarterly Report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURRANT MOBILE CATERING, INC.

FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	February 28, 2010	November 30, 2009
ASSETS

Current assets
Cash	$244	$376
Total current assets	244	376

Total Assets	$244	$376

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$11,392	$9,141
Related party payables	5,000	-
Notes payable - related parties	-	36,150
Notes payable	50,910	14,760
Total current liabilties	67,302	60,051

Total Liabilities	67,302	60,051

Stockholders' Deficit
Preferred stock, $.001 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
250,000,000 shares authorized;
1,404,254 shares issued
and outstanding	1,405	1,405
Additional paid in capital	4,108	4,108
Deficit accumulated during the development stage	(72,571)	(65,188)

Total Stockholders' Deficit	(67,058)	(59,675)

Total Liabilities and Stockholders' Deficit	$244	$376

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

			Period From
			Oct. 15, 2007
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	February 28, 2010	February 28, 2009	February 28, 2010

Revenue	$-	$-	$-

Operating expenses:
General and administrative	5,132	271	60,706

Loss from operations	(5,132)	(271)	(60,706)

Other income (expense):
Interest expense	(2,251)	(2,067)	(11,865)

Loss before
provision for income taxes	(7,383)	(2,338)	(72,571)

Provision for income tax	-	-	-

Net Loss	$(7,383)	$(2,338)	$(72,571)

Net Loss per share
(Basic and fully diluted)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding, basic and diluted	1,404,254	1,404,254

KURRANT MOBILE CATERING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Period From
			October 15, 2007
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	February 28, 2010	February 28, 2009	February 28, 2010
Cash Flows From Operating Activities:
Net income	$(7,383)	$(2,338)	$(72,571)

Adjustments to reconcile net loss to
net cash used in operating activities:
Compensatory stock issuances	-	-	2,000
Compensatory warrant issuances	-	-	3,375
Changes in operating assets and libailities:
Accrued payables	(9)	2,067	11,392
Related party payables	5,000	-	5,000

Net cash used in operating activities	(2,392)	(271)	(50,804)

Cash Flows From Financing Activities:
Proceeds from warrant exercises	-	-	138
Proceeds from Notes payable	2,260	-	50,910

Net cash provided by financing activities	2,260	-	51,048

Net Increase (Decrease) in Cash	(132)	(271)	244

Cash at the Beginning of thePeriod	376	582	-

Cash at the End of the Period	$244	$311	$244

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

KURRANT MOBILE CATERING, INC.

Dated: April 21, 2010	By:	/s/ TONY KHOURY
Tony Khoury, President/Chief
Executive Officer