Form 10-Q
period 2010-05-31
Kurrant Mobile Catering, Inc.
filed 2010-07-20
CIK 1420836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended May 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission file number: 0-53011

KURRANT MOBILE CATERING, INC.
(Name of small business issuer in its charter)

Colorado	26-1559350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1996 Boulevard Saint-Joseph East
Montreal, Quebec, Canada H2H IE3
(Address of principal executive offices)

(514) 651-3506
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

Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes☐   No☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of July 19, 2010
Common Stock, $0.001 par value	154,054,254

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

KURRANT MOBILE CATERING, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

KURRANT MOBILE CATERING, INC
Consolidated Balance Sheets
(Expressed in US dollars)	May 31, 2010	Feb 28, 2010
	(Unaudited)	(Unaudited)

ASSETS
Cash & Cash Equivalents	$14,625	$27,172
Receivables, net (note 6)	778,200	695,923
Receivables - Related Party (note 7)	11,439	11,370
Inventory, net of allowance of $75,899 and $76,363	593,932	590,327
Prepaid Expenses	11,539	15,292
Current Assets	1,409,735	1,340,084

Property & Equipment, net (note 8)	18,901	19,571
TOTAL ASSETS	$1,428,636	$1,359,655

LIABILITIES
Accounts Payable & Accrued Liabilities (note 9)	$970,584	$680,373
Accounts Payable & Accrued Liabilities - Related Party	6,182	55,667
Advance from Related Party (note 10)	205,497	204,250
Deferred revenues	56,205	102,668
Short Term Debt (note 11)	50,910	-
Short Term Debt - Related Party (note 11)	30,000	-
Current Liabilities	1,319,378	1,042,958

Deferred taxes	43,011	42,750
TOTAL LIABILITIES	$1,362,389	$1,085,708

SHAREHOLDERS`EQUITY
Common Stock $0.001 par value; 250,000,000 shares
authorized; 91,404,254 and 1,404,254 shares issued and
outstanding, respectively	91,405	1,405
Additional Paid-in Capital	(133,460)	(1,403)
Retained Earnings	183,532	273,945
Non controlling interest	(75,230)	-
TOTAL SHAREHOLDERS’ EQUITY	66,247	273,947

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,428,636	$1,359,655

See accompanying notes to consolidated financial statements

KURRANT MOBILE CATERING, INC
Consolidated Statements of Operations
(Expressed in US dollars)	May 31, 2010	May 31, 2009
	(3 months)	(3 months)
	(Unaudited)	(Unaudited)

Revenues, net of allowances and returns	$319,264	$-

Operating costs and expenses:
Cost of Sales	257,658	59,968
Selling, General and Administrative	238,531	5,259
Depreciation & Amortization Expense	670	-
Total Operating Costs and Expenses	496,859	65,227

Operating loss	(177,595)	(65,227)

Other income (expenses)
Interest Expense	(3,409)	(224)
Foreign Currency Gain	15,361	5,429
Total Other income	11,952	5,205

Net loss	(165,643)	(60,022)
Net loss attributable to the non-controlling interest	75,230	-

Net loss attributable to Kurrant Mobile Catering Inc., and its common shareholders	$(90,413)	$(60,022)

Net loss per share
(Basic and diluted)	$(0.02)	$(0.04)

Weighted average number of
common shares outstanding, basic and diluted	4,339,037	1,404,254

See accompanying notes to consolidated financial statements

KURRANT MOBILE CATERING, INC
Consolidated Statements of Cash Flows
(Expressed in US dollars)	May 31, 2010	May 31, 2009
	(3 months)	(3 months)
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(165,643)	$(60,022)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Unrealized Foreign Currency Gain		(5,429)
Depreciation & Amortization Expense	670	-
Changes in operating assets and liabilities:
Receivables	(82,346)	(147)
Inventory	(3,605)	-
Prepaid Expenses	3,753	-
Accounts Payable & Accrued Liabilities	306,510	74,612
Accounts Payable & Accrued Liabilities - Related Party	(55,667)	-
Deferred revenues	(46,463)	-
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(42,791)	9,014

CASH FLOWS FROM INVESTING ACTIVITIES

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on debt - Related parties	30,000	-
Redemption of capital stock	-	(19,675)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	30,000	(19,675)

Decrease in cash and equivalents	(12,791)	(10,661)

Cash and cash equivalents, beginning of the period	27,416	19,677

Cash and cash equivalents, end of the period	$14,625	$9,016

See accompanying notes to consolidated financial statements

KURRANT MOBILE CATERING, INC.
Notes to Consolidated Financial Statements (Unaudited)
May 31, 2010 (Expressed in US dollars)

1.	NATURE OF OPERATIONS

Kurrant Mobile Catering, Inc. (``Kurrant Mobile`` or the “Company”) was incorporated in the State of Colorado on October 15, 2007. The Company was originally a wholly-owned subsidiary of Kurrant Food Enterprises, Inc. (“KRTF”). On November 30, 2007, the directors of KRTF approved, subject to the effectiveness of a registration with the Securities and Exchange Commission (``SEC``), the spin-off of the Company to KRTF shareholders of record on January 10, 2008 on a pro rata basis. The Company was formed to provide mobile catering services to individuals, businesses and other organizations.

Effective May 20, 2010 Kurrant Mobile entered into a Share Exchange Agreement (the ``Agreement``) with Pierre Turgeon, a shareholder (the ``TPI Shareholder``) of Transit Publishing Inc. (``Transit``), a private corporation (``TPI``) located in Quebec, Canada.  The Company acquired fifty percent (50%) of the total issued and outstanding TPI Shares in exchange for issuance of 90,000,000 shares of common stock of  Kurrant Mobile representing approximately 98.5% of the total issued and outstanding shares of the Company.

Transit was incorporated on February 10, 2009 under the Canada Business Corporations Act and commenced its operations on March 1, 2009. Transit operates a publishing house. The majority of titles published by Transit will be launched simultaneously in American, Canadian, and European markets in French and English.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Kurrant Mobile have been prepared in accordance with accounting principles generally accepted (``GAAP``) in the United States of America and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's forthcoming 8-K that the company will file with the SEC and its 10-K for the fiscal year ended November 30, 2009 filed with the SEC on February 1, 2010 .

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2009 as reported in the forthcoming Form 8-K and the Company's 10-K for the fiscal year ended November 30, 2009 filed with the SEC on February 1, 2010 have been omitted.

The Company completed an acquisition, effective on May 20, 2010, of fifty percent (50%) of Transit,  which was a privately held company incorporated in Canada, pursuant to an Agreement and share exchange. The Agreement provides for the merger of Transit with and into Kurrant Mobile, with Transit continuing as the surviving entity in the merger as a fifty percent (50%) owned subsidiary of the Company. As a result of the Agreement, the Company is now headquartered in Montreal, Quebec, Canada.

For SEC reporting purposes, the Agreement between Kurrant Mobile and Transit was treated as a reverse merger with Transit being the "accounting acquirer" and, accordingly, Transit assuming Kurrant Mobile's reporting obligations with the SEC. In accordance with SEC requirements, the historical financial statements and related disclosures presented herein for the period prior to the date of merger are those of Transit. The assets and liabilities of Kurrant Mobile were recorded, as of completion of the Agreement, at fair value, which is considered to approximate historical cost, and added to those of Transit.

Under the terms of the Agreement, at the closing of the Agreement, Kurrant Mobile issued 90,000,000 shares of common stock to acquire fifty percent (50%) of 200 shares of common stock of Transit owned by the TPI shareholder. Common stock of Kurrant Mobile were converted into and exchanged for the right to receive 100 shares of common stock of Transit, par value $.001 per share.

KURRANT MOBILE CATERING, INC.
Notes to Consolidated Financial Statements (Unaudited)
May 31, 2010 (Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements of the Company include fifty percent (50%) of its owned subsidiary company, Transit. These consolidated financial statements of the Company are expressed in US dollars.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation of currencies

The Company’s fifly percent owned subsidiary uses the US dollar as its functional currancy. Transactions in foreign currencies have been remeasured and translated into US dollars. Under this method, monetary assets and liabilities are translated at the year-end (or period end) exchange rate. Non-monetary items are translated at historical exchange rates. Revenue and expense items are translated at the exchange rates in effect on the dates of the transactions, except for amortization of equipment, which are translated at the same exchange rates as the assets to which they relate. Exchange gains and losses arising from these transactions are included in the determination of net income for the year.

Income Tax

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting basis, principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carry forwards (“NOLs”). If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Valuation allowances are provided for the net operating loss carry forwards in this jurisdiction. The Company recognizes tax benefits of uncertain tax positions in accordance with the current accounting guidance pertaining to uncertainty in income taxes. The Company does not currently anticipate a material change to its unrecognized tax benefits in this quarter; however, actual developments can change these expectations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and balances with banks and short-term investments with original maturities of three months or less. As at May 31, 2010 and February 28, 2010, the cash and cash equivalents balance was composed entirely of cash.

Inventories

Inventories are carried at the lower of cost, determined using the first in, first out method, and net realizable value.

Defered Revenue
Development costs and collected revenues related to the books in progress are deferred until the books are printed and delivered to distributors.

KURRANT MOBILE CATERING, INC.
Notes to Consolidated Financial Statements (Unaudited)
May 31, 2010 (Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated based on the estimated useful economic life of the assets as follows:

Office Equipment                                                      5 years
Computer hardware                                                  3 years
Software                                                                     3 years

Revenue Recognition

Revenues from distributors are initially accounted for on delivery of books to the bookstores, recognizing an anticipated rate of 30% of returns. Additional revenues from distributors are accounted for on receipt of a distribution report if the subsequent collection is reasonably certain. Revenues from royalties are accounted for when they are collected or received if collection is reasonably certain and the amounts can be reasonably estimated.

Basic and Diluted Net Income (Loss) Per Share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. Common stock equivalents from the conversion of notes payable and warrants were excluded from the diluted weighted average shares calculation as they would be anti-dilutive.

4.	NEW ACCOUNTING POLICIES

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

5.	LIQUIDITY AND GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Kurrant Mobile will continue to meet its obligations and continue its operations for the next fiscal year. The company has incurred net losses and has negative cash flows from its operations. These factors raise substantial doubt regarding Kurrant Mobile’s ability to continue as a going concern. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Kurrant Mobile be unable to continue as a going concern.  The continuation of Kurrant Mobile as a going concern is dependent upon the continued financial support from its shareholders, the ability of Kurrant Mobile to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

KURRANT MOBILE CATERING, INC.
Notes to Consolidated Financial Statements (Unaudited)
May 31, 2010 (Expressed in US dollars)

6.	RECEIVABLES
	May 31, 2010	Feb 28, 2010
	(Unaudited)	(Unaudited)
Trade receivables	694,749	630,507
Allowance for doubtful accounts	(10,802)	-
Advance to employees	1,030
Consumption taxes receivable	93,223	65,416
	778,200	695,923

7.	RECEIVABLES – RELATED PARTY

The receivables from related party at $11,439 (February 28 2010 - $11,370) are from a company controlled by an affiliated company, and are non-interest bearing and due on demand.

8.	PROPERTY, PLANT & EQUIPMENT

			May 31, 2010	Feb 28, 2010
			(Unaudited)	(Unaudited)
		Accumulated	Net	Net
	Cost	depreciation	value	value
Office equipment	13,212	(1,652)	11,560	11,891
Computer hardware	7,228	(1,355)	5,873	6,144
Software	1,807	(339)	1,468	1,536
	22,247	(3,346)	18,901	19,571

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31, 2010	Feb 28, 2010
	(Unaudited)	(Unaudited)
Trade payables	760,513	299,901
Salaries and deductions at source	22,464	13,718
Accrued copyright royalties	-	222,849
Accrued commissions on sale of royalties	95,984	97,220
Other accrued expenses	91,623	46,685
	970,584	680,373

10.	ADVANCE FROM RELATED PARTY

The advance from related party is from a Shareholder totaling $205,497 (February 28 2010 - $204,220) and is non-interest bearing and due on demand.

11.	SHORT TERM DEBT

	May 31, 2010	Feb 28, 2010
	(Unaudited)	(Unaudited)
Short Term Debt (15% annual interest)	50,910	-
Short Term Debt - Related Parties (10% annual interest)	30,000	-
	80,910	-

The short-term debt are unsecured and have no re-payment terms.

KURRANT MOBILE CATERING, INC.
Notes to Consolidated Financial Statements (Unaudited)
May 31, 2010 (Expressed in US dollars)

D.	SUBSEQUENT EVENTS

On June 1, 2010, the Company received certain conversion notices related to its convertible debt. The company authorized the settlement of $27,650 of the convertible debt by issuing an aggregate of 27,650,000 shares of its common stock .

Effective June 2, 2010, Kurrant Mobile entered into several consultant agreements pursuant to which shares of its restricted common stock were issued as follows:

Eastwest Consultant Agreement.  Effective June 2, 2010, Kurrant Mobile issued to Eastwest an aggregate of 1,000,000 shares of its restricted common stock at a per share quoted market price of $0.21.

Edgewater Consultant Agreement. Effective June 2, 2010, Kurrant Mobile issued to Edgewater an aggregate of 1,000,000 shares of its restricted common stock at a per share quoted market price of $0.21.

Springboard Consultant Agreement. Effective June 2, 2010, Kurrant Mobile issued to Springboard an aggregate of 1,000,000 shares of its restricted common stock at a per share quoted market price of $0.21.

Noosa Consultant Agreement. Effective June 2, 2010, Kurrant Mobile issued to Noosa Capital an aggregate of 5,000,000 shares of its restricted common stock at a per share quoted market price of $0.21.

Lapointe Consultant Agreement. Effective June 2, 2010, Kurrant Mobile issued to Lapointe an aggregate of 2,000,000 shares of its restricted common stock at a per share quoted market price of $0.21.

George Consultant Agreement. Effective June 2, 2010, Kurrant Mobile issued to George an aggregate of 25,000,000 shares of its restricted common stock at a per share quoted market price of $0.21.

PART I.    FINANCIAL INFORMATION

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A)

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

Available information

Kurrant Mobile Catering, Inc. (``Kurrant Mobile`` or the “Company”) files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (``SEC``). You may read and copy documents referred to in this Quarterly Report on Form 10-Q that have been filed with the SEC at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the Commission’s website at http://www.sec.gov.

All references in this Quarterly Report on Form 10-Q to the terms “we,” “our,” “us,” refer to Kurrant Mobile Catering, Inc.

General

Kurrant Mobile was organized under the laws of the State of Colorado on October 15, 2007. Kurrant Mobile was the wholly-owned subsidiary of Kurrant Food Enterprises Inc. (“KRTF”). On approximately November 30, 2007, the board of directors of KRTF approved the spin-off of Kurrant Mobile to the shareholders of record of KRTF as of January 10, 2008. The shares of Kurrant Mobile were distributed to the shareholders of KRTF on approximately February 12, 2008.

Purchase agreement

Effective February 10, 2010, certain selling shareholders (collectively, the “Sellers”) and Tony Khoury (the “Purchaser”) entered into those certain common stock purchase agreements (collectively, the “Purchase Agreements”) for the purchase of an aggregate 1,040,000 shares of common stock of Kurrant Mobile. In accordance with the terms and provisions of the Purchase Agreement, the Sellers sold an aggregate of 1,040,000 shares of common stock (the “Common Stock”) of Kurrant Mobile. In further accordance with the terms and provisions of the Purchase Agreement, the funds were escrowed and released accordingly upon closing of the Purchase Agreements. The Sellers subsequently entered into the Purchase Agreements on May 20, 2010.

Share Exchange Agreement

Effective May 20, 2010, Kurrant Mobile entered into a share exchange agreement (the “Agreement”) with Pierre Turgeon (“Turgeon”), a shareholder of Transit Publishing Inc., (``Transit``) a privately held corporation (“TPI”). In accordance with the terms and provisions of the Share Exchange Agreement, Kurrant Mobile acquired fifty percent (50%) of the total issued and outstanding shares of common stock of TPI held of record by Mr. Turgeon in exchange for issuance of an aggregate 90,000,000 shares of its restricted common stock to Mr. Turgeon. Thus, the transaction will result in the business and operational activities of TPI primarily being conducted by and through Kurrant Mobile. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

Current business operations

Based on the change of control pursuant to the Share Exchange Agreement, the business operations of Kurrant Mobile, through Transit, will be as an international publishing company with offices based in Montreal, New York and Paris. As of the date of this Quarterly Report, Transit works in partnership with major distributors to deliver a specialized service in worldwide markets. Transit has a vision of crossing the barriers of language and culture to deliver new voices of literary excellence to the world’s readers through its distribution channels. It currently publishes its works in English, French and Spanish, with further rights sold in approximately twenty languages around the world in markets ranging from China to Brazil. Transit’s books are currently distributed in: (i) the United States through its partner National Book Network; (ii) the United Kingdom, Australia and New Zealand through its partner National Book Network International; (iii) Canada through its partner Georgetown Publications; (iv) Quebec (French Canada) through its partner Agence du Livre; and (v) Spain and Hispanic America through its partner Times Editions.

Transit has achieved success in the United States, the United Kingdom, France and Canada, especially with its second titled book “Unmasked: The Final years of Michael Jackson”, which has been a #1 New York Times bestseller with rights sold to over eighty countries worldwide. Transit’s current catalogue contains fiction and non-fiction titles in the areas of pop culture, biography, health and wellness, juvenile, historical, thriller and true crime. Its expertise in producing intriguing investigative biographies has generated a multitude of review and interest across the world, including acclaim for the international hits “Unmasked: The Final Years of Michael Jackson” and “Brangelina: The Untold Story of Brad Pitt and Angelina Jolie”. Transit also publishes literary works, such as “The First Person” by Canadian author Pierre Turgeon, a two-time winner of the Governor General’s Literary Award in Canada. Management of the Kurrant Mobile believes that Transit excels in its mission to publish high-quality books with global appeal. Transit has also recently introduced its first eBooks with Amazon Kindle and iTunes/iPhone on Apple Store.

Future business operations

From its inception, Transit has prioritized digital development as a target and announced plans to sell all books on Apple iBookstore with the anticipated iPad to follow. Approximately February 22, 2010, Transit introduced its latest book “Brangelina: The Untold Story of Brad Pitt and Angelina Jolie” in digital format. Management of the Kurrant Mobile believes that Transit is the first publisher in Quebec, Canada to offer its catalogue on iPhone and iPod Touch. Users can download the first chapter for free onto iPhone in English or French from the Apple Store with an option to purchase integrated. Transit is in partnership with developer PE Soft and has developed a digital playback application on iPhone offering many options from bookmarks, direct access to chapters, automatic scrolling, choice of paper textures or font size.

Management of Kurrant Mobile believes that 3,000,000 people use iPhone specifically for reading thus making digital books popular. As of the date of this Quarterly Report, most of Transit’s in print books are also available on multiple digital platforms, such as Kindle, Soft Covers and through Barnes & Noble, the founders of eBooks.

Corporate Governance and management

Following the Share Exchange Agreement Pierre Turgeon consented to act as a member of the Board of Directors of the Company effective May 20, 2010; Francois Turgeon consented to act as a member of the Board of Directors of the Company effective May 20, 2010; and Peter George consented to act as a member of the Board of Directors of the Company effective May 20, 2010. As of the date of this Quarterly Report, the Board of Directors consists of Pierre Turgeon, Francois Turgeon and Peter George.

Consultant Agreements

Eastwest Consultant Agreement. Effective June 2, 2010, Kurrant Mobile entered into a three-month consultant service agreement (the “Eastwest Consultant Agreement”) with Eastwest Capital Corporation, which is a private company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies (“Eastwest”). In accordance with the terms and provisions of the Eastwest Consultant Agreement: (i) Eastwest shall provide consulting services to Kurrant Mobile including, but not limited to, analysis of business activities outside North America and assistance in business development, including analysis of intellectual property rights; and (ii) Kurrant Mobile shall issue to Eastwest an aggregate of 1,000,000 shares of its restricted common stock at a per share price of $0.001.

Edgewater Consultant Agreement. Effective June 2, 2010, Kurrant Mobile entered into a three-month consultant service agreement (the “Edgewater Consultant Agreement”) with 7571836 Canada Inc., d/b/a Edgewater Capital Corp., which is a private company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies (“Edgewater”). In accordance with the terms and provisions of the Edgewater Consultant Agreement: (i) Edgewater shall provide consulting services to Kurrant Mobile including, but not limited to, analysis of business activities in Canada and assistance in business development, including potential European acquisitions; and (ii) Kurrant Mobile shall issue to Edgewater an aggregate of 1,000,000 shares of its restricted common stock

Springboard Consultant Agreement. Effective June 2, 2010, Kurrant Mobile entered into a three-month consultant service agreement (the “Springboard Consultant Agreement”) with Springboard Capital Corporation, which is a private company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies (“Epringboard”). In accordance with the terms and provisions of the Springboard Consultant Agreement: (i) Springboard shall provide consulting services to Kurrant Mobile including, but  not limited to, analysis of business activities in the United States and assistance in business development with a focus on establishing a strategy for the commercialization of the entertainment residual rights; and (ii) Kurrant Mobile shall issue to Springboard an aggregate of 1,000,000 shares of its restricted common stock.

Noosa Consultant Agreement. Effective June 2, 2010, Kurrant Mobile entered into a three-month consultant service agreement (the “Noosa Consultant Agreement”) with Noosa Capital Corp., which is a private company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies (“Noosa Capital”). In accordance with the terms and provisions of the Noosa Consultant Agreement: (i) Noosa Capital will provide strategic international joint venture analysis and due diligence in the goal of establishing financing and prosper multi-market distribution networks for entertainment and literary projects; and (ii) Kurrant Mobile shall issue to Noosa Capital an aggregate of 5,000,000 shares of its restricted common stock

Lapointe Consultant Agreement. Effective June 2, 2010, Kurrant Mobile entered into a three-month consultant service agreement (the “Lapointe Consultant Agreement”) with Louis Lapointe (“Lapointe”), which is an individual company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies. In accordance with the terms and provisions of the Lapointe Consultant Agreement: (i) Lapointe shall be a transition facilitator for a private company to a publicly traded company, assist with day to day operations and strategic financial planning and establish proper management mechanisms to ensure smooth operational and reporting efficacy; and (ii) Kurrant Mobile shall issue to Lapointe an aggregate of 2,000,000 shares of its restricted common stock.

George Consultant Agreement. Effective June 2, 2010, Kurrant Mobile entered into a three-month consultant service agreement (the “George Consultant Agreement”) with Peter George, who has been a member of the Board of Directors of Kurrant Mobile since May 20, 2010 (“George”). In accordance with the terms and provisions of the George Consultant Agreement: (i) George will provide analysis of business activities in Canada and commercial exploitation of intellectual properties and assistance in business development and operational restructuring; and (ii) Kurrant Mobile shall issue to George an aggregate of 25,000,000 shares of its restricted common stock.

See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” and Item 5. Other Information” for additional disclosure regarding the current management of Kurrant Mobile.

Results of operations

The summarized financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the three-month periods ended May 31, 2010 and 2009, which financial statements are included in this Quarterly Report.

	May 31, 2010	May 31, 2009
	(3 months)	(3 months)
	(Unaudited)	(Unaudited)

Revenues	319,264	-
Cost of goods sold	257,658	59,968
Selling, general and administration	238,531	5,259
Depreciation	670	-
Operating (loss) income	(177,595)	(65,227)
Interest expense, net	3,409	224
Foreign currency (gain) loss	(15,361)	(5,429)

Net income (loss)	(165,643)	(60,022)

Net income (loss) attributable to non controlling interests	(75,230)	-

Net income (loss) attributable to common shareholders	(90,413)	(60,022)

During the quarter ended May 31, 2010, revenues are $319,264, composed of sales of books $220,410 and sales of royalties of $98,854.

During the three month period ended May 31, 2010, cost of goods sold was $257,658, comprised of copyright royalties for $24,698, subcontracts for $158,068, printing costs for $47,235 and commissions on revenues of royalties for $27,657.

Operating expenses are selling, general and administrative expenses for a total of $238,531 for the three month period ended May 31, 2010. Major expenses comprising selling, general and administrative expenses are salaries and wages for $70,276, rent expense for $11,754, office expenses for $12,457 and professional fees for $53,436.

Liquidity and capital resources

As of May 31, 2010 total current assets are $1,409,735 and total current liabilities $1,319,378, resulting in a positive working capital of $90,357 compared to $297,126 on February 28, 2010.

Total assets as of May 31, 2010 are $1,428,636 compared to total assets of $1,359,655 on February 28, 2010.

For the three-month period ended May 31, 2010, cash flows used by operating activities was $42,971 compared to cash flows provided by operating activities of $9,014 for the three-month period ended May 31, 2009. The cash flows used in operating activities for the period ended May 31, 2010 resulted primarily from the net loss of $165,643 for the period.

These financial statements have been prepared on a going concern basis, which implies Kurrant Mobile will continue to meet its obligations and continue its operations for the next fiscal year. The company has incurred net losses and has negative cash flows from its operations. These factors raise substantial doubt regarding Kurrant Mobile’s ability to continue as a going concern. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Kurrant Mobile be unable to continue as a going concern.  The continuation of Kurrant Mobile as a going concern is dependent upon the continued financial support from its shareholders, the ability of Kurrant Mobile to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

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

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations.

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

PART I.  FINANCIAL INFORMATION

ITEM 3.   QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kurrant Mobile’s activities expose it to a variety of financial risks: market risk (including currency risk and cash flow); credit risk and liquidity risk. Kurrant Mobile’s overall risk management program focuses on the unpredictability of the financial market and seeks to minimize potential adverse effects on Kurrant Mobile’s financial performance. Kurrant Mobile does not use derivative financial instruments to hedge these risks. Kurrant Mobile’s subsidiary is exposed to financial risks that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Kurrant Mobile realizes a substantial portion of its operations in Canadian Dollars (``CND``) and United States Dollars (``USD``). Kurrant Mobile does not hold derivative financial instruments to manage the fluctuation of exchange rate risk.

Exchange rate

Our reporting currency is USD and since we have acquired properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. The functional currency of Transit is CND and the CND is freely convertible into USD currencies. Accordingly, for financial statement purposes, the financial statements of Transit are prepared using the functional currency and have been translated into USD. Assets and liabilities are translated at exchange rates at the balance sheet dates, revenue and expenses are translated at the average exchange rates and capital and statutory capital reserve are translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity.

The exchange rates adopted are as follows:

	May 31,	Feb 28,	May 31,
	2010	2010	2009
Period end exchange rate	0.9558	0.9500	0.9123
Average exchange rate	0.9778	0.9035	0.9948

Transactions in foreign currencies are accounted for in accordance with the temporal method.  Foreign currency balances are translated at year-end exchange rates for monetary items and at historical rates for non-monetary items.  Revenues and expenses are translated using average exchange rates prevailing at the time of the transaction. All exchange gains and losses are charged to earnings.

Interest rate

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts to hedge existing risks for speculative purposes. Kurrant Mobile is exposed to fluctuation in its future cash flows arising from changes in interest rates through its variable rate financial assets and liabilities. Other liabilities negotiated at a fixed rate expose Kurrant Mobile to fair value interest rate risk.

PART I.   FINANCIAL INFORMATION

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Chief Executive Officer and the Chief Financial Officer of Kurrant Mobile, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of Kurrant Mobile’s disclosure controls and procedures as of May 31, 2010, have concluded that Kurrant Mobile’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Kurrant Mobile in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to members of Kurrant Mobile’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Kurrant Mobile’s internal control over financial reporting that occurred during the quarter ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, Kurrant Mobile’s internal control over financial reporting.

Inherent limitations of effectiveness of controls

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

ITEM 1A.   RISKS FACTORS

No report required.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase Agreements

Effective February 10, 2010, certain selling shareholders entered into the Purchase Agreements. In accordance thereof, Spyglass Investment Partnership (“Spyglass”), as holder of that certain promissory note dated March 1, 2009 in the principal amount of $250,000 between Kurrant Mobile and Spyglass (the “Promissory Note”), assigned a portion of the Promissory Note in the amount of $27,650 to Dimitrios Liakopoulos (“Liakopoulos”). The Promissory Note provided for conversion at $0.001 per share of common stock of Kurrant Mobile. The assignment of the Promissory Note in the amount of $27,650 by Spyglass to Liakopoulos was evidenced in that certain promissory note purchase agreement and assignment dated February 10, 2010 between Spyglass and Liakopoulos (the “Promissory Note Purchase Agreement”). Subsequently, Liakopoulos entered into those certain assignments dated May 7, 2010 (collectively, the “Assignments”), with those certain assignees (collectively, the “Assignees”), pursuant to which Liakopoulos assigned a proportion interest of his right, title and interest in and to the Promissory Note to the Assignees.

On June 1, 2010, the Board of Directors of Kurrant Mobile acknowledged the Promissory Note, the Promissory Note Purchase Agreement and the Assignments and receipt of those certain conversion notices dated May 7, 2010 from the Assignees (collectively, the “Conversion Notices”). Simultaneously, the Board of Directors authorized the settlement of the $27,650 by issuing to the Assignees an aggregate of 27,650,000 shares of its common stock at the rate of $0.001 per share as full and complete satisfaction of the debt. The 27,650,000 shares of common stock were issued to an approximately thirteen non-United States investors in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignees acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from Kurrant Mobile’s management concerning any and all matters related to acquisition of the securities.

Share Exchange Agreement

Effective May 20, 2010, Kurrant Mobile entered into the Share Exchange Agreement with Turgeon, a shareholder of TPI. In accordance with the terms and provisions of the Share Exchange Agreement, Kurrant Mobile acquired fifty percent (50%) of the total issued and outstanding shares of common stock of TPI held of record by Turgeon in exchange for issuance of an aggregate 90,000,000 shares of its restricted common stock to Turgeon. The shares of common stock were issued to Turgeon under Regulation S of the Securities Act.

Consultant Agreements

Effective June 2, 2010, Kurrant Mobile entered into several consultant agreements pursuant to which shares of its restricted common stock were issued as follows:

Eastwest Consultant Agreement.  Effective 2, 2010, Kurrant Mobile issued to Eastwest an aggregate of 1,000,000 shares of its restricted common stock at a per share price of $0.001. The 1,000,000 shares of common stock were issued to Eastwest in reliance on Regulation S promulgated under the Securities Act.

Edgewater Consultant Agreement. Effective June 2, 2010, Kurrant Mobile issued to Edgewater an aggregate of 1,000,000 shares of its restricted common stock at a per share price of $0.001. The 1,000,000 shares of common stock were issued to Eastwest in reliance on Regulation S promulgated under the Securities Act.

Springboard Consultant Agreement. Effective June 2, 2010, Kurrant Mobile issued to Springboard an aggregate of 1,000,000 shares of its restricted common stock at a per share price of $0.001. The 1,000,000 shares of common stock were issued to Eastwest in reliance on Regulation S promulgated under the Securities Act.

Noosa Consultant Agreement. Effective June 2, 2010, Kurrant Mobile issued to Noosa Capital an aggregate of 5,000,000 shares of its restricted common stock at a per share price of $0.001. The 5,000,000 shares of common stock were issued to Eastwest in reliance on Regulation S promulgated under the Securities Act.

Lapointe Consultant Agreement. Effective June 2, 2010, Kurrant Mobile issued to Lapointe an aggregate of 2,000,000 shares of its restricted common stock at a per share price of $0.001. The 2,000,000 shares of common stock were issued to Eastwest in reliance on Regulation S promulgated under the Securities Act.

George Consultant Agreement. Effective June 2, 2010, Kurrant Mobile issued to George an aggregate of 25,000,000 shares of its restricted common stock at a per share price of $0.001. The 25,000,000 shares of common stock were issued to Eastwest in reliance on Regulation S promulgated under the Securities Act.

Beneficial ownership chart

The following table sets forth certain information, as of the date of this Quarterly Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Quarterly Report, there are 154,054,254 shares of common stock issued and outstanding.

Name of Beneficial Owner (1)	Amount	Percentage
Directors and Officers:
Jacques Arsenault	-	-
Pierre Turgeon	90,000,000	58.42%
Francois Turgeon	-	-
Peter George	25,000,000	16.23%
All executive Officers and Directors	115,000,000	74.65%
as a group (4 persons)

Note (1): Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Current Report. As of the date of this Quarterly Report, there are 154,054,254 shares issued and outstanding.

ITEM 3.    DEFAULTS UPON SENOIR SECURITIES

No report required.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5.     OTHER INFORMATION

June 17, 2010 Resignation and Appointments

Effective on June 17, 2010, the Board of Directors of Kurrant Mobile accepted the resignation of Tony Khoury as the President/Chief Executive Officer and Secretary and as a member of the Board of Directors. Concurrently, Kurrant Mobile accepted the consent of appointment from Pierre Turgeon as the President/Chief Executive Officer and Secretary of Kurrant Mobile. Mr. Turgeon was previously appointed as a member of the Board of Directors of Kurrant Mobile effective May 20, 2010. Therefore, as of the date of today, the Board of Directors is comprised of the following individuals: Pierre Turgeon, Francois Turgeon and Peter George.

The biographies of each of the new directors and officers are set forth below as follows:

Pierre Turgeon is the president of TPI and during the past thirty years, he has authored several books, articles and scripts. From 1968 through 1975, he was a journalist and literary critic at the Canadian Broadcasting Company (``CBC``). In 1972, he was awarded the first prize in the Dramatic Works of Radio – Canada for The Interview, which was written in collaboration with Jacques Godbout. In 1975, Mr. Turgeon wrote a scenario on the events of October 1970, The October Crisis, directed by Marc Blandford and produced by CBC. During 1979 through 1986, he was the general nager and publisher of Sogides, the largest French publishing group in North America. In 1981, he received the Governor General’s Award for his fifth novel “The First Person” and in 1992 was awarded for the second time the Governor General’s Award for his essay named “Radissonia”. During 1993, he wrote the script of a film by Frederic Back, The Mighty River, which received the Grand Prix International Film Festival for Children in Annecy. And, in 2000, Pierre Turgeon published “Canada: A People’s History”, volumes 1 and 2 from its origins to today, Editions Fides, Montreal, and McClelland and Stewart in Toronto (with Don Gillmor). This book received the price of the best reference book on the history of Canada by the Canadian Ministry of Culture. Mr. Turgeon earned a Bachelor of Arts at College Sainte-Marie, in Quebec.

Francois Turgeon is the general director of TPI and during the past twenty years, he has been an artist, composer and musician and involved in multimedia. He was an art director at Transit Medias, where he obtained extensive experience in cultural administration and the creative sector. He has distinguished himself in the areas of multimedia production and project management. Mr. Turgeon has produced over one hundred interactive works and co-directed several products in book design, website design and music production. Francois Turgeon’s accomplishments have led him to work and travel in Europe, the United States, Peru and Mexico. He has the ability to successfully develop projects in terms of financing and management as well as to manage and motivate teams of multimedia production, including authors, musicians, programmers and designers. As president of Tonality Inc, during 2004 through 2008, he seized the commercial potential that the dissemination and publication of cultural works on the Internet represents by obtaining the following grants and awards: (i) grant from Heritage Canada for the project iTheque, a platform for the promotion and downloading of videos for Videographe, a center of the media arts in Quebec; (ii) finalist for the Angnes Financiers of Montreal in 2007; (iii) Young Promoter’s Grant awarded by the CEDC Plateau Montreal in February 2006 for the quality and originality of the business plan for Tonality Inc.; (iv) CYBF Grant awarded through a competition for young Canadian entrepreneurs; (v) Hydro-Quebec/OFQJ Grant in 2006 and 2007 awarded by the Office of Franco-Quebecers to spend two weeks in Paris for professional development; (vi) Noise Makers 2006, an album released in the fall of 2006 to excellent reviews; and (vii) winner of the Spectra Grant in July 2005 awarded by the Foundation du Maire of Montreal to develop Tonality Inc. Mr. Turgeon earned a degree in 1995 from Stanislas College in Philosophy, Mathematics and French Classical Studies. During 1995 through 1998, he attended the School of Music Vincent d’Indy, CEGEP level, where he studies the foundations of classical music and electric bass. In 2006 through 2007, Mr. Turgeon studied production and commercialization at SAJE Montreal Metro.

Peter George has been involved in the multimedia communications, marketing and management and lead generation industry. He is a professional with a list of production credits in the field of administration, artistic and creative endeavours. Mr. George’s career started in the field of dance as a choreographers, stage director, artistic director and co-founder of Les Ballets Jazz de Montreal. He further diversified to variety entertainment, film, television, publicity and corporate event productions as a producer and director. Mr. George is currently the executive vice president of Thirty9 Communications Group, a leading new media multiplatform marketing group. From approximately 2003 to 2007, Mr. George was the president of Group George, which was a company that assisted other companies to improve performance, increase sales and build brands by conducting live events, branded environments and interactive experiences. From approximately 1995 to 2003, Mr. George was the co-president and artistic director of Force Multimedia Montreal, which is a firm specializing in the production of large scale public events, communications told in multimedia, video, special events, press conferences, multimedia presentations, promotional events and corporate video. Mr. George was the producer of the cultural program for The Artic Winter Games and earned credits in the closing ceremonies of the Montreal Forum and the opening of the Molson Center and the World Youth Days. Mr. George has also produced event for numerous corporate high profile clients, including Planet Hollywood, Molson, Merck Frosst Canada, Quebecor World, Loblaw’s, BioChem Pharma and Ivanhoe Cambridge. Mr. George earned a B.A. degree in Education and Sport Administration.

July 2, 2010

Effective on July 2, 2010, the Board of Directors of Kurrant Mobile accepted the resignation of Tony Khoury as the Treasurer/Chief Financial Officer. Concurrently, Kurrant Mobile accepted the consent of appointment from Jacques Arsenault as the Treasurer/Chief Financial Officer.

Jacques Arsenault has been involved in the financial industry for the past twenty five years, as an Accountant and Consultant in reorganization, acquisition, merger and sale of companies. His expertise is in the public sector as well as the private sector. He is especially recognized for cash management and coaching different Presidents and Owners of companies in critical situations of rehabilitation, operational reorganisation or strategic development. Mr. Arsenault holds a Bachelor degree in accounting from the UQAM as well as an MBA from the University of Sherbrooke. He is a member of the Professional Corporation of CGA. He regularly teaches Executive Managers accounting management, financial analysis by ratios and management in crisis situations. He also teaches various training sessions including how to buy or how to sell a company. Currently he is the Founder and President of Arsenault Business Staging Group Inc. which specializes in revaluation of a company with the goal of increasing value and worth in the process of selling the company or simply for improving its financial situation and strategic position. From approximately 2006 through 2007, Mr Arsenault was the vice president of finance and the chief financial officer of Forest Gate Energy Inc., a public Canadian-based international oil and gas exploration and production company with projects in Alberta and Ireland. He was responsible for all accounting and finance activities, general administration and IT department, quarterly reporting under the Securities and Exchange Act of 1934, as amended, negotiations with financial institutions and governments, and following up with investors and exploration projects. Mr. Arsenault was also responsible for the implementation of ACCPAC hardware and cash flow management mandate of six months at Blue Note Caribou Mines Inc. in Bathurst. From approximately 2004 through 2005, Mr. Arsenault was responsible for business development for Vast-Auto Distribution, a private Canadian company involved in auto parts distribution (“Auto Value”) and franchises specializing in car repair (“Mr. Mufler”). From approximately 2002 through 2003, Mr. Arsenault was the general manager for Gagnon Batteries, which is a private Canadian company involved in the wholesale distribution, service and manufacturing of auto and heavy duty parts, repairs and selling of lift trucks and modifications of specialized vehicles. From approximately 1998 through 2002, Mr. Arsenault was the vice president of finance and administration for Trevi Pools, which is a private Canadian company specializing in the manufacture, installation, research and worldwide distribution of pools, spas, garden furniture, solariums and accessories. From approximately 1997 through 1998, Mr. Arsenault was the controller for Vidéotron Ltd., a Canadian public company in the business of communication, cable network, phone services and Internet. From approximately 1992 through 1997, Mr. Arsenault was the corporate controller for Uni-Select Inc., a Canadian public company engaged in the distribution of auto parts across North America. From approximately 1987 through 1992, Mr. Arsenault was the division controller for Culinar Inc., which is a private Canadian company specializing in the manufacture and distribution of food products.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

21

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KURRANT MOBILE CATERIN INC.

Dated: July 20, 2010	By:	/s/ Pierre Turgeon
Pierre Turgeon, President and
Chief Executive Officer

Dated: July 20, 2010	By:	/s/ Jacques Arsenault
Jacques Arsenault, Chief Financial Officer