Form 10-Q/A
period 2010-05-31
Kurrant Mobile Catering, Inc.
filed 2010-07-21
CIK 1420836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Kurrant Mobile Catering, Inc. (the Company), for the quarter ended May 31, 2010, is being filed solely to correct typographical errors or inadvertent omissions with respect to the Companys Quarterly Report on Form 10-Q of Kurrant Mobile Catering, Inc. (the Company), for the quarter ended May 31, 2010 filed on July 20, 2010.

Except as described above, this Amendment No. 1 to Form 10-Q does not revise, update or in any way affect any information or disclosure contained in the Companys Quarterly Report on Form 10-Q for the quarter ended May 31, 2010, as filed on July 20, 2010, and we have not updated the disclosures contained therein to reflect any events that have occurred after that date.

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

Property  & Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated based on the estimated useful economic life of the assets as follows:

Office Equipment                                                      5 years
Computer hardware                                                  3 years
Software                                                                     3 years

Revenue Recognition

Revenues from distributors are initially accounted for on delivery of books to the bookstores, recognizing an anticipated  return rate of 30% Additional revenues from distributors are accounted for on receipt of a distribution report if the subsequent collection is reasonably certain. Revenues from royalties are accounted for when they are collected or received if collection is reasonably certain and the amounts can be reasonably estimated.

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

These financial statements have been prepared on a going concern basis, which implies Kurrant Mobile will continue to meet its obligations and continue its operations for the next fiscal year. The C ompany has incurred net losses and has negative cash flows from its operations. These factors raise substantial doubt regarding Kurrant Mobile’s ability to continue as a going concern. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Kurrant Mobile be unable to continue as a going concern.  The continuation of Kurrant Mobile as a going concern is dependent upon the continued financial support from its shareholders, the ability of Kurrant Mobile to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

KURRANT MOBILE CATERING, INC.
Notes to Consolidated Financial Statements (Unaudited)
May 31, 2010 (Expressed in US dollars)

6.	RECEIVABLES
	May 31, 2010	Feb 28, 2010
	(Unaudited)	(Unaudited)
Trade receivables	694,749	630,507
Allowance for doubtful accounts	(10,802)	-
Advance to employees	1,030	-
Consumption taxes receivable	93,223	65,416
	778,200	695,923

7.	RECEIVABLES – RELATED PARTY

The receivables from related party  of $11,439 (February 28, 2010 - $11,370) are due  from a company controlled by a shareholder of the C ompany, and are non-interest bearing and due on demand.

8.	PROPERTY& EQUIPMENT

			May 31, 2010	Feb 28, 2010
			(Unaudited)	(Unaudited)
		Accumulated	Net	Net
	Cost	depreciation	value	value
Office equipment	13,212	(1,652)	11,560	11,891
Computer hardware	7,228	(1,355)	5,873	6,144
Software	1,807	(339)	1,468	1,536
	22,247	(3,346)	18,901	19,571

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31, 2010	Feb 28, 2010
	(Unaudited)	(Unaudited)
Trade payables	760,513	299,901
Salaries and deductions at source	22,464	13,718
Accrued copyright royalties	-	222,849
Accrued commissions on sale of royalties	95,984	97,220
Other accrued expenses	91,623	46,685
	970,584	680,373

10.	ADVANCE FROM RELATED PARTY

The advance from related party is from a Shareholder totaling $205,497 (February 28 2010 - $204,220) , is non-interest bearing and due on demand.

11.	SHORT TERM DEBT

	May 31, 2010	Feb 28, 2010
	(Unaudited)	(Unaudited)
Short Term Debt (15% annual interest)	50,910	-
Short Term Debt - Related Part y (10% annual interest)	30,000	-
	80,910	-

The short-term debt  is unsecured and has no re-payment terms.

KURRANT MOBILE CATERING, INC.
Notes to Consolidated Financial Statements (Unaudited)
May 31, 2010 (Expressed in US dollars)

12 .	SUBSEQUENT EVENTS

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

George Consultant Agreement. Effective June 2, 2010, Kurrant Mobile issued to  Peter George, a member of the Company's Board of Directors,   an aggregate of 25,000,000 shares of its restricted common stock at a per share quoted market price of $0.21.

PART I.    FINANCIAL INFORMATION

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A)

Forward looking statements

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors person's  for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Purchase agreement

Effective February 10, 2010, certain selling shareholders (collectively, the “Sellers”) and Tony Khoury (the “Purchaser”) entered into those certain common stock purchase agreements (collectively, the “Purchase Agreements”) for the purchase of an aggregate 1,040,000 shares of common stock of Kurrant Mobile. In accordance with the terms and provisions of the Purchase Agreement, the Sellers sold an aggregate of 1,040,000 shares of common stock (the “Common Stock”) of Kurrant Mobile. In further accordance with the terms and provisions of the Purchase Agreement, the funds were escrowed and released upon closing of the Purchase Agreements. The Sellers subsequently entered into the  Share Exchange  Agreement on May 20, 2010.

Share Exchange Agreement

Effective May 20, 2010, Kurrant Mobile entered into a share exchange agreement (the “ Share Exchange  Agreement”) with Pierre Turgeon (“Turgeon”), a shareholder of Transit Publishing Inc., a privately held corporation (“TPI”). In accordance with the terms and provisions of the Share Exchange Agreement, Kurrant Mobile acquired fifty percent (50%) of the total issued and outstanding shares of common stock of TPI held of record by Mr. Turgeon in exchange for issuance of an aggregate 90,000,000 shares of its restricted common stock to Mr. Turgeon. Thus, the transaction will result in the business and operational activities of TPI primarily being conducted by and through Kurrant Mobile. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Consultant Agreements

Eastwest Consultant Agreement. Effective June 2, 2010, Kurrant Mobile entered into a three-month consultant service agreement (the “Eastwest Consultant Agreement”) with Eastwest Capital Corporation, which is a private company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies (“Eastwest”). In accordance with the terms and provisions of the Eastwest Consultant Agreement: (i) Eastwest shall provide consulting services to Kurrant Mobile including, but not limited to, analysis of business activities outside North America and assistance in business development, including analysis of intellectual property rights; and (ii) Kurrant Mobile shall issue to Eastwest an aggregate of 1,000,000 shares of its restricted common stock .

Edgewater Consultant Agreement. Effective June 2, 2010, Kurrant Mobile entered into a three-month consultant service agreement (the “Edgewater Consultant Agreement”) with 7571836 Canada Inc., d/b/a Edgewater Capital Corp., which is a private company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies (“Edgewater”). In accordance with the terms and provisions of the Edgewater Consultant Agreement: (i) Edgewater shall provide consulting services to Kurrant Mobile including, but not limited to, analysis of business activities in Canada and assistance in business development, including potential European acquisitions; and (ii) Kurrant Mobile shall issue to Edgewater an aggregate of 1,000,000 shares of its restricted common stock .

Springboard Consultant Agreement. Effective June 2, 2010, Kurrant Mobile entered into a three-month consultant service agreement (the “Springboard Consultant Agreement”) with Springboard Capital Corporation, which is a private company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies (“ S pringboard”). In accordance with the terms and provisions of the Springboard Consultant Agreement: (i) Springboard shall provide consulting services to Kurrant Mobile including, but  not limited to, analysis of business activities in the United States and assistance in business development with a focus on establishing a strategy for the commercialization of the entertainment residual rights; and (ii) Kurrant Mobile shall issue to Springboard an aggregate of 1,000,000 shares of its restricted common stock.

Noosa Consultant Agreement. Effective June 2, 2010, Kurrant Mobile entered into a three-month consultant service agreement (the “Noosa Consultant Agreement”) with Noosa Capital Corp., which is a private company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies (“Noosa Capital”). In accordance with the terms and provisions of the Noosa Consultant Agreement: (i) Noosa Capital will provide strategic international joint venture analysis and due diligence in the goal of establishing financing and prosper multi-market distribution networks for entertainment and literary projects; and (ii) Kurrant Mobile shall issue to Noosa Capital an aggregate of 5,000,000 shares of its restricted common stock .

Lapointe Consultant Agreement. Effective June 2, 2010, Kurrant Mobile entered into a three-month consultant service agreement (the “Lapointe Consultant Agreement”) with Louis Lapointe (“Lapointe”), which is an individual company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies. In accordance with the terms and provisions of the Lapointe Consultant Agreement: (i) Lapointe shall be a transition facilitator for a private company to a publicly traded company, assist with  day operations and strategic financial planning and establish proper management mechanisms to ensure smooth operational and reporting efficacy; and (ii) Kurrant Mobile shall issue to Lapointe an aggregate of 2,000,000 shares of its restricted common stock.

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

	May 31, 2010	May 31, 2009
	(3 months)	(3 months)
	(Unaudited)	(Unaudited)

Revenues	319,264	-
Cost of goods sold	257,658	59,968
Selling, general and administration	238,531	5,259
Depreciation	670	-
Operating (loss) income	(177,595)	(65,227)
Interest expense, net	3,409	224
Foreign currency (gain) loss	(15,361)	(5,429)

Net loss	(165,643)	(60,022)

Net loss attributable to non - controlling interests	(75,230)	-

Net loss attributable to common shareholders	(90,413)	(60,022)

During the quarter ended May 31, 2010, revenues are $319,264, comp ri sed of sales of books , $220,410 , and  royalties of $98,854.

During the three month period ended May 31, 2010, cost of goods sold was $257,658, comprised of copyright royalties for $24,698, subcontracts for $158,068, printing costs for $47,235 and commissions on revenues from royalties for $27,657.

During the three month period added May 31, 2010, selling, general and administrative expenses was $238,531. Major expenses comprising selling, general and administrative expenses are salaries and wages for $70,276, rent expense for $11,754, office expenses for $12,457 and professional fees for $53,436.

Liquidity and capital resources

As of May 31, 2010 total current assets are $1,409,735 and total current liabilities are $1,319,378, resulting in a positive working capital of $90,357 compared to $297,126 on February 28, 2010.

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

These financial statements have been prepared on a going concern basis, which implies Kurrant Mobile will continue to meet its obligations and continue its operations for the next fiscal year. The C ompany has incurred net losses and has negative cash flows from its operations. These factors raise substantial doubt regarding Kurrant Mobile’s ability to continue as a going concern. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Kurrant Mobile be unable to continue as a going concern.  The continuation of Kurrant Mobile as a going concern is dependent upon the continued financial support from its shareholders, the ability of Kurrant Mobile to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

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

Exchange rate

Our reporting currency is USD and since we have operating activities outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. The functional currency of Transit is  USD and  the books and records of Transit are maintained in CND. CND is freely convertible into USD.  Accordingly, for financial statement purposes, the financial statements of Transit are prepared using the functional currency and have been  remeasured and  translated into USD.

The exchange rates are as follows:

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

Interest rate

Interest rates in the United States are generally stable. Any potential future loans will be mainly short-term. However our debt may be likely to rise in connection with expansion  of our operations and if interest rates were to rise at the same time, this could have a significant impact on our operating investing  and  financing activities. We have not entered into derivative contracts to hedge existing risks for speculative purposes. Kurrant Mobile is exposed to fluctuation in its future cash flows arising from changes in interest rates through its variable rate financial assets and liabilities. Other liabilities negotiated at a fixed rate expose Kurrant Mobile to fair value interest rate risk.

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

Audit Committee report

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 201 1 . When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

Consultant Agreements

Effective June 2, 2010, Kurrant Mobile entered into several consultant agreements pursuant to which shares of its restricted common stock were issued as follows:

Eastwest Consultant Agreement.  Effective 2, 2010, Kurrant Mobile issued to Eastwest an aggregate of 1,000,000 shares of its restricted common stock. The 1,000,000 shares of common stock were issued to Eastwest in reliance on Regulation S promulgated under the Securities Act.

Edgewater Consultant Agreement. Effective June 2, 2010, Kurrant Mobile issued to Edgewater an aggregate of 1,000,000 shares of its restricted common stock. The 1,000,000 shares of common stock were issued to Eastwest in reliance on Regulation S promulgated under the Securities Act.

Springboard Consultant Agreement. Effective June 2, 2010, Kurrant Mobile issued to Springboard an aggregate of 1,000,000 shares of its restricted common stock. The 1,000,000 shares of common stock were issued to Eastwest in reliance on Regulation S promulgated under the Securities Act.

Noosa Consultant Agreement. Effective June 2, 2010, Kurrant Mobile issued to Noosa Capital an aggregate of 5,000,000 shares of its restricted common stock. The 5,000,000 shares of common stock were issued to Eastwest in reliance on Regulation S promulgated under the Securities Act.

Lapointe Consultant Agreement. Effective June 2, 2010, Kurrant Mobile issued to Lapointe an aggregate of 2,000,000 shares of its restricted common stock. The 2,000,000 shares of common stock were issued to Eastwest in reliance on Regulation S promulgated under the Securities Act.

George Consultant Agreement. Effective June 2, 2010, Kurrant Mobile issued to George an aggregate of 25,000,000 shares of its restricted common stock. The 25,000,000 shares of common stock were issued to Eastwest in reliance on Regulation S promulgated under the Securities Act.

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