Form 10-Q
period 2010-08-31
Kurrant Mobile Catering, Inc.
filed 2010-10-20
CIK 1420836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended August 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______
Commission file number: 0-53011

KURRANT MOBILE CATERING, INC.
(Name of small business issuer in its charter)

Colorado	26-1559350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

279 Sherbrooke West, Suite 305
Montreal, Quebec, Canada H2X IY2
(Address of principal executive offices)

(514) 273-0123
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:

None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’sclasses of common stock, as of the most practicable date:	Outstanding as of October 20, 2010

Class
Common Stock, $0.001 par value	169,054,254

Transitional Small Business Disclosure Format (Check one): Yes  ☐     No  ☒

  KURRANT MOBILE CATERING, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURRANT MOBILE CATERING INC.
Consolidated Balance Sheets
(Unaudited)

	August 31,	February 28,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$29,641	$27,172
Accounts receivable, net (note 3)	458,592	421,888
Receivables - related party (note 4)	19,711	11,370
Inventory, net of allowance of $74,909 and $75,899	588,237	494,881
Royalty advances	-	46,918
Prepaid expenses	-	15,292
Total current assets	1,096,181	1,017,521
Property and equipment, net (note 5)	18,231	19,571
Total assets	$1,114,412	$1,037,092
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses (note 6)	$857,870	$645,250
Accounts payable and accrued expenses - related party (note 7)	50,630	55,667
Advances from related party (note 8)	216,703	204,250
Deferred revenues	55,134	102,668
Short term debt net of unamortized discount of $32,777 and $0 (note 9)	313,315	-
Short term debt related party (note 9)	5,030	-
Income taxes payable	42,192	42,750
Total current liabilities	1,540,874	1,050,585

Total liabilities	1,540,874	1,050,585
Stockholders' Deficit
Common stock $0.001 par value: 250,000,000 shares	169,055	91,405
authorized: 169,054,254 and 91,404,254 shares issued
and outstanding, respectively
Additional paid-in-capital	16,232,325	(91,403)
Accumulated deficit	(16,637,995)	(6,748)
Non controlling interest	(189,847)	(6,747)
Total stockholders' deficit	(426,462)	(13,493)
Total liabilities and stockholders' deficit	$1,114,412	$1,037,092

The accompanying notes are an integral part of the financial statements

KURRANT MOBILE CATERING INC.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	August 31,	August 31,	August 31,	August 31,
	2010	2009	2010	2009
Revenues, net of allowances and returns	$167,448	$161,057	$486,712	$161,057
Operating costs and expenses:
Cost of sales	72,714	140,921	330,372	200,889
Selling, general and administration	10,887,819	16,748	11,126,350	22,007
Depreciation and amortization expense	670	-	1,340	-
Total operating costs and expenses	10,961,203	157,669	11,458,062	222,896
Operating income (loss)	(10,793,755)	3,388	(10,971,350)	(61,839)
Other income (expenses)
Interest expense	(25,077)	(75)	(92,468)	(299)
Loss on settlement of debt	(5,778,850)	-	(5,778,850)	-
Foreign currency gain (loss)	12,958	(9,084)	28,321	(3,654)
Total other income (expenses)	(5,790,969)	(9,159)	(5,842,997)	(3,953)
Net loss	$(16,584,724)	$(5,771)	$(16,814,347)	$(65,792)
Net loss attributable to the
non controlling interest	107,870	2,885	183,100	32,896
Net loss attributable to Kurrant Mobile
Catering, Inc. and its common shareholders	(16,476,854)	(2,886)	(16,631,247)	(32,896)
Net loss per share (basic and diluted)	$(0.13)	$(0.00)	$(0.13)	$(0.02)
Weighted average common shares-
basic and diluted	166,554,254	1,404,254	128,776,146	1,404,254

The accompanying notes are an integral part of the financial statements

KURRANT MOBILE CATERING INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	August 31,	August 31,
	2010	2009
Cash flow from operating activities:
Net loss	$(16,814,347)	$(65,792)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,340	-
Stock-based compensation	10,587,650	-
Loss on settlement of debt	5,778,850	-
Amortization of debt discount	64,161	-
Changes in operating assets and liabilities:
Receivables	(36,704)	(4,371)
Receivables - related party	(8,341)	-
Inventory	(93,356)	-
Royalty advances	46,918	-
Prepaid Expenses	15,292	-
Accounts payable and accrued liabilities	201,469	-
Accounts payable and accrued expenses related party	(5,037)	-
Advances from related party (note 8)	12,453	-
Deferred revenues	(47,533)	-
Income taxes payable	(558)	-
Net cash used in operating activities	(297,743)	(70,163)
Cash flows from financing activities:
Proceeds from debt	351,122	132,871
Repayment of debt - related party	(50,910)	-
Dividends paid	-	(41,094)
Redemption of capital stock	-	(19,675)
Net cash provided by financing activities	300,212	72,102
Increase in cash and equivalents	2,469	1,939
Cash and cash equivalents, beginning of the period	27,172	19,676

Cash and cash equivalents, end of the period	$29,641	$21,615
Supplemental schedule of cash flow information:
Interest paid	$-	$-
Income taxes paid	-	-
	$-	$-
Non - Cash investing and financing activities: Beneficial Conversion Feature	$96,938	$-

The accompanying notes are an integral part of the financial statements

KURRANT MOBILE CATERING INC.
Consolidated Statement of Stockholders' Deficit
(Unaudited)

			Additional		Non-	Total
	Common Stock		Paid	Accumulated	Controlling	Stockholders'
	Shares	Amount	In Capital	Deficit	Interest	Deficit
February 28, 2010 (retroactively restated for recapitalization pursuant to reverse merger)	91,404,254	$91,405	$(91,403)	$(6,748)	$(6,747)	$(13,493)
Recapitalization pursuant to
reverse merger	-	-	(62,060)	-	-	(62,060)
Stock issued for services (note 10)	77,650,000	77,650	16,288,850	-	-	16,366,500
Beneficial conversion feature of convertible promissory note	-	-	96,938	-	-	96,938
Net loss	-	-	-	(16,631,247)	(183,100)	(16,814,347)

August 31, 2010	169,054,254	$169,055	$16,232,325	$(16,637,995)	$(189,847)	$(426,462)

The accompanying notes are an integral part of the financial statements

KURRANT MOBILE CATERING, INC.
Notes to Consolidated Financial Statements (Unaudited)
August 31, 2010

Note 1 – Summary of Significant Accounting Policies

Organization, Ownership and Business

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

Effective May 20, 2010, Kurrant Mobile entered into a share exchange agreement with Pierre Turgeon, a shareholder of Transit Publishing, Inc. ("Transit"). Kurrant Mobile acquired 100 shares, or fifty percent (50%) of the 200 total issued and outstanding Class A shares, par value $0.01 per share, of Transit in exchange for issuance of 90,000,000 shares of common stock of Kurrant Mobile representing approximately 98.5% of the total issued and outstanding shares of Kurrant Mobile. The share exchange agreement provided for the merger of Transit with and into Kurrant Mobile, with Transit continuing as the surviving entity in the merger as a fifty percent (50%) owned subsidiary of Kurrant Mobile. For SEC reporting purposes, the agreement between Kurrant Mobile and Transit was treated as a reverse merger since the power to control Transit exists with Pierre Turgeon by agreement with the other stockholder, with Transit being the "accounting acquirer" and, accordingly, Transit assuming Kurrant Mobile's reporting obligations with the SEC. Prior to the share exchange agreement transaction described above, Kurrant Mobile was in the development stage.

Transit was incorporated on February 10, 2009 under the Canada Business Corporations Act and commenced its operations on March 1, 2009. Transit operates a publishing house and the majority of titles published by Transit will be launched simultaneously in American, Canadian, and European markets in French and English.

The accompanying unaudited interim consolidated financial statements of Kurrant Mobile have been prepared in accordance with accounting principles generally accepted (``GAAP``) in the United States of America and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's 8-K that the Company filed with the SEC on October 12, 2010.

In the opinion of management, all adjustments, consisting of normal recurring adjustments (including the adjustments related to the recapitalization pursuant to the reverse merger), necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2010 filed as reported in the Form 8-K have been omitted.

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include cash on hand and certificates of deposits with banks with an original maturity of three months or less.

Accounts Receivable

Accounts receivable consist primarily of trade receivables, net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $138,284 at August 31, 2010 ($85,158 at February 28, 2010).

Inventories

Inventories, consisting principally of printed books, are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels of inventory on hand, deterioration, and other factors in evaluating net realizable value. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage and sales patterns of its products. The Company had a reserve for excess and obsolete inventory totalling $74,909 at August 31, 2010 ($75,899 at February 28, 2010).

Royalty Advances and Royalty Costs

The Company regularly commits to and pays advance royalties to its artists or writers in respect of future sales. Certain advance royalty payments that are believed to be recoverable from future royalties to be earned by the artist or writer are capitalized as assets. The decision to capitalize an advance to an artist or writer as an asset requires significant judgment as to the recoverability of these advances. The recoverability of these assets is assessed upon initial commitment of the advance based upon the Company’s forecast of anticipated revenues from the sale of future and existing publishing-related products. In determining whether these amounts are recoverable, the Company evaluates the current and past popularity of the artist or writer, the initial or expected commercial acceptability of the product, the current and past popularity of the genre that the product is designed to appeal to, and other relevant factors. Based upon this information, the portion of such advances that are believed not to be recoverable is expensed. All advances are assessed for recoverability continuously and at minimum on a quarterly basis. The Company recognized $46,918 of expense for unrecoverable royalty advances during the six months ended August 31, 2010 (nil for the six months ended August 31, 2009).

Royalties earned by artists, writers, co-publishers, other copyright holders and trade unions are recognized as a liability as accrued royalties and recognized as an expense as cost of sales in the period in which the sale of the product takes place, less an adjustment for future estimated returns.

Property and Equipment

Assets acquired in the normal course of business are recorded at original cost and may be adjusted for any additional significant improvements after purchase. The Company depreciates or amortizes the cost evenly over the assets’ estimated useful lives, ranging from three to seven years. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of operating expense.

Revenue Recognition

Trade – Revenue from the sale of books and eBooks for distribution in the retail channel is primarily recognized when risks and benefits transfer to the customer, which generally is at the time of shipment, or when the product is on sale and available to the public. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation of the reserve for estimated returns is based on historical return rates and sales patterns. In instances where the estimated reserves for returns exceed the actual returns and the Company obtains the customer’s acceptance and the risks and benefits transfer to the customer, revenue is recorded for the amount the estimated reserves exceeded the actual returns.

Foreign Currency Translation and Foreign Operations

The Company uses the US dollar as its functional currency. Transactions in foreign currencies have been re-measured and translated into US dollars. Under this method, monetary assets and liabilities are translated at the year-end (or period end) exchange rate. Non-monetary items are translated at historical exchange rates. Revenue and expense items are translated at the exchange rates in effect on the dates of the transactions, except for amortization of equipment, which are translated at the same exchange rates as the assets to which they relate. Exchange gains and losses arising from these transactions are included in the determination of net income for the year. The Company does not utilize foreign currency hedging contracts to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business.

The Company operates in a single business segment that includes the publication/distribution of books and eBooks. The Company sells its products to distributors throughout the world. The following table summarizes the Company’s revenues for the quarter ended August 31, 2010 and long-lived assets at August 31, 2010 for different geographic locations (the geographic area data is based on product shipment destination and the geographic summary of long-lived assets is based on physical location):

	Revenues, net
	Three months	Six months	Long-Lived
	ended	ended	Assets, net
	August 31,	August 31,	August 31,
	2010	2010	2010
United States	$58,607	$170,349	$-
France	63,630	184,950	-
Canada	25,117	73,007	18,231
Other foreign countries	20,094	58,406	-
Total	$167,448	$486,712	$18,231

In the six-month period ended August 31, 2010, the two largest customers accounted for approximately 85% of sales: sales to customers outside the United States approximated 65% of net sales in the six-month period ended August 31, 2010. An adverse change in either economic conditions abroad or the Company's relationship with significant foreign distributors could negatively affect the volume of the Company's international sales and the Company's results of operations.

At August 31, 2010, two customers, each of who accounted for more than 10% of the Company’s accounts receivable, accounted for 65% of total accounts receivable in aggregate; at August 31, 2010, approximately 45% of the Company's total accounts receivable were due from customers outside the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires collateral, such as letters of credit, whenever deemed necessary.

The Company's future operations and earnings will depend on the results of the Company's foreign operations. There can be no assurance that the Company will be able to successfully conduct such operations, and a failure to do so could have a material adverse effect on the Company's financial position, results of operations, and cash flows. Also, the success of the Company's operations will be subject to numerous contingencies, some of which are beyond management's control. These contingencies include general and regional economic conditions, prices for the Company's products, competition, and changes in regulation. Since the Company is dependent on international operations, specifically those in Canada and France, the Company will be subject to various additional political, economic, and other uncertainties. Among other risks, the Company's operations will be subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Income Taxes

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

The Company’s annual effective tax rate for the fiscal year 2011 is currently expected to be approximately 27% as a result of net operating losses in foreign jurisdictions, mainly in Canada. Valuation allowances are provided for the net operating loss carry forwards in this jurisdiction. The Company recognizes tax benefits of uncertain tax positions in accordance with the current accounting guidance pertaining to uncertainty in income taxes. The Company does not currently anticipate a material change to its unrecognized tax benefits during the year; however, actual developments can change these expectations.

New Accounting Policies

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2 – Going Concern

The Company’s financial statements are prepared using United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of August 31, 2010, the Company has a working capital deficit of $444,693 and an accumulated deficit of $16,637,995. These factors raise substantial doubt about its ability to continue as a going concern

The Company will need to raise proceeds from the issuance of debt or equity and increase its operating revenues. There can be no assurance that the Company can or will be able to complete any debt or equity financing with commercially reasonable terms. To increase its operating revenues the Company will need to successfully publish/distribute books, eBooks and sell film rights. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Accounts Receivable

The accounts receivable are comprised of the following:

	August 31, 2010	February 28, 2010
Trade receivables	$579,058	$476,752
Allowance for doubtful accounts	(138,284)	(85,158)
Consumption taxes receivable	17,818	30,294
	$458,592	$421,888

Note 4 – Receivables – Related Party

The receivables from related party as of August 31, 2010 and February 28, 2010, are from an affiliated company controlled by one of the Company’s shareholders and are non-interest bearing and due on demand.

Note 5 – Property and Equipment

The properly and equipment are comprised of the following:

	August 31, 2010			February 28, 2010 Net value
	Cost	Accumulated depreciation	Net value

Office equipment	$13,212	$(1,983)	$11,229	$11,891
Computer hardware	9,035	(2,033)	7,002	7,680
	$22,247	$(4,016)	$18,231	$19,571

Note 6- Accounts Payable and Accrued Expenses

The accounts payable and accrued expenses are comprised of the following:

	August 31, 2010	February 28, 2010
Trade payables	$533,574	$253,382
Accrued expenses	175,421	58,083
Salaries and accrued wages payable	50,427	13,716
Accrued royalties	98,448	320,069
	$857,870	$645,250

Note 7 – Accounts Payable and Accrued Expenses - Related Party

The accounts payable and accrued expenses - related party totalling $50,630 at August 31, 2010, ($55,667 at February 28, 2010) is from one of the Company’s shareholders and bears interest at 7.25% and is due on demand.

Note 8 – Advances from Related Party

The advances from a related party totalling $216,703 at August 31, 2010, ($204,250 at February 28, 2010) is from one of the Company’s shareholders and bears interest at 7.25% and is due on demand. On July 5, 2010, the Company converted the advances and accrued interest totalling approximately $245,000 into a note payable bearing interest at 10%, with an initial payment of approximately $50,000 due in October 1, 2010 and then monthly payments of $17,500 per month until the maturity date of August 1, 2011, at which date any remaining unpaid principal and interest are due. The first payment was due on October 1, 2010. The Company was unable to make the agreed upon payment and is currently in default. The Company is renegotiating the repayment terms for the payment in default.

Note 9 – Short Term Debt

Effective May 6, 2010 through August 20, 2010, Kurrant Mobile entered into a series of convertible promissory notes in various principal amounts with various individuals. The aggregate amount represented in principal loaned to Kurrant Mobile from various non-related party creditors is $341,000, plus accrued interest of $5,092. In accordance with the terms and provisions of the convertible promissory notes, the convertible promissory notes are unsecured, bear interest at the rate of 10% per annum from the date of issuance of the respective convertible promissory note and are payable sixty days from the date of issuance of the respective convertible promissory note. Each convertible promissory note is convertible at the election of the creditor into shares of Kurrant Mobile’s common stock ranging from $0.10 to $0.16 per share. The conversion price was based on the then recent market prices and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares.  Assuming no adjustment to the conversion price, if the creditors convert the entire principal balance of the convertible promissory notes, they would receive 2,131,250 shares of common stock.  The Company evaluated the terms of the convertible promissory notes and concluded that the convertible promissory notes did not result in a derivative, however, the Company concluded that there was a beneficial conversion feature since the convertible promissory notes were convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $96,938 at inception based on the intrinsic value of the discount.  $64,161 of the discount was amortized at August 31, 2010 and the remaining discount is being amortized over the term of the convertible promissory notes and is recognized in interest expense in the accompanying statement of operations in the period of amortization.

The short term debt from a related party totalling $5,030 at August 31, 2010 is from one of the Company’s shareholders and bears 10% annual interest and is due on demand.

Note 10 – Stockholder’s Equity

On May 20, 2010, Kurrant Mobile Catering Inc., located in the State of Colorado, USA, entered into a Share Exchange Agreement with Pierre Turgeon, a shareholder of Transit. Kurrant Mobile acquired 100 shares, or fifty percent (50%) of the 200 total issued and outstanding Class A shares, par value $0.001 per share, of Transit in exchange for issuance of 90,000,000 shares of common stock of Kurrant Mobile representing approximately 98.5% of the total issued and outstanding shares of Kurrant Mobile. The Share Exchange Agreement provided for the merger of Transit with and into Kurrant Mobile, with Transit continuing as the surviving entity in the merger as a fifty percent (50%) owned subsidiary of Kurrant Mobile. For SEC reporting purposes, the Agreement between Kurrant Mobile and Transit was treated as a reverse merger since the power to control Transit exists with Pierre Turgeon by agreement with the other stockholder, with Transit being the "accounting acquirer" and, accordingly, Transit assuming Kurrant Mobile's reporting obligations with the SEC.

On February 10, 2010, certain selling shareholders entered into common stock purchase agreements with Tony Khoury for the purchase of an aggregate 1,040,000 shares of common stock of Kurrant Mobile. In accordance with the terms and provisions of the purchase agreements, Spyglass Investment Partnership, as holder of that certain promissory note dated March 1, 2009 in the principal amount of $250,000 between Kurrant Mobile and Spyglass, assigned a portion of the promissory note in the amount of $27,650 to Dimitrios Liakopoulos. On June 1, 2010, Kurrant Mobile issued 27,650,000 common shares valued at $5,806,500, based on fair market value using quoted market prices on the date of grant for the debt settlement. The Company recognized a loss of $5,778,850 on the settlement of the debt for the three months ended August 31, 2010.

On June 2, 2010, Kurrant Mobile issued 47,000,000 common shares valued at approximately $9.8 million, based on the fair market value using quoted market prices on the date of grant for consulting services rendered during the three months ended August 31, 2010.

On August 1, 2010, Kurrant Mobile issued 3,000,000 common shares valued at approximately $0.7 million, based on the fair market value using quoted market prices on the date of grant for consulting services rendered during the three months ended August 31, 2010.

Note 11 – Related Party Transactions

The accompanying statements of operations include the following related party transactions undertaken in the normal course of operations:

	August 31, 2010	February 28, 2010
Subcontracts - included in Cost of sales
Company controlled by a
shareholder exercising joint control	$29,749	$58,057
Professional fees - included in Operating expenses
Shareholder exercising joint control	-	28,009
Partnership controlled by a
shareholder exercising joint control	102,975	202,557
Interest and bank charges - included in Other expenses
Shareholder exercising joint control	1,274	5,094
	$133,998	$293,717

Note 12 – Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Objective Films, LLC vs. Transit Medias, Inc., Transit Publishing, Inc., Pierre Turgeon and Kurrant Mobile Catering, Inc. a/k/a Cogito Media Group, essentially, this is a dispute relating to the potential distribution in Canada and France of a film which was being produced by Objective Film LLC. Transit Publishing paid an advance of US $50,000 as a deposit in relation to the potential signature of a distribution agreement for Canada and France in relation to the Film. The term sheet signed in December 2009 provided that Objective Films would provide a finished copy of the film to Transit and its potential clients no later than June 5th, 2010. Unfortunately, the film was not ready in time and the distribution agreement with Transit was never executed nor implemented. Therefore, Transit's position is that Objective Films should reimburse it the $50,000 deposit. Objective Films' position is that the formal agreement, although not signed, somehow came in to force and Transit owes to Objective Films the second and last payment of $50,000. On July 7, 2010, Objective Films filed what is called “Summons with Notice” in the Supreme Court of the State of New York, in which it made an assertion that it suffered damages of more than $7,500,000. This type of proceeding is sometime used in cases where a party wishes to prevent the application of a statute of limitation. It does not become a formal legal proceeding to which a defendant must appear or file a defence until a formal complaint is filed. Such a formal complaint has yet to be filed. The Company’s management is of the opinion that this proceeding has been filed strictly as a pressure tactic to force Transit to settle the dispute relating the second payment of $50,000 allegedly owed to Objective Films. Transit is currently considering whether it should file a counter-suit against Objective Films. The Company has made no provision for this claim based on its assessment that there is only a reasonable possibility that a loss may have been incurred.

Laliberte vs. Ian Halperin, Transit Publishing, Inc. & al., Plaintiff alleges that Defendants violated article 815.4 of the Civil Code of Procedure of Quebec and non-publication Orders rendered in family case file. The amount claimed by Plaintiff is approximately $2,500,000. The Company’s management is of the opinion the estimated liability could range between $75,000 and $100,000. The Company has made no provision for this claim based on its assessment that there is only a reasonable possibility that a loss may have been incurred.

Laliberte vs. Transit Publishing, Inc. & al., Plaintiff is seeking an injunction to deactivate two (2) web pages and to impeach the utilisation of his name and other aspects of his identify. The amount claimed by Plaintiff is approximately $1,500,000. The Company's management is of the opinion that the estimated liability could range between $25,000 and $50,000. The Company has made no provision for this claim based on its assessment that there is only a reasonable possibility that a loss may have been incurred.

Densmore vs. Transit Publishing, Inc., Plaintiffs are seeking an unspecified amount for copyright infringement in relation to a proposed book entitled “The Doors: Unhinged”.The Company has made no provision for this claim. In August of 2010, the parties involved in this litigation have agreed to settle this lawsuit and have formally discharged all allegations. As part of the agreement Transit acknowledgers and agrees that it does not own any rights to The Door: Unhinged, including the rights to make copies of and sell or offer for sale the book, license, advertise, market or distribute the book to the public, or make derivative works, including translations, thereof; and that Transit will not in the future claim the right to make copies, license, advertise, market, distribute, create derivative works of or sell or offer for sale The Doors: Unhinged anywhere in the world and will not claim that it has any agreement with Densmore conveying to it any rights in The Doors: Unhinged. This book was never published and no monetary damages were agreed to be awarded as part of the agreement to settle this lawsuit. The Company has made no provision for this claim based on its assessment that there is only a remote possibility of a loss materializing. (See Note 13 -Subsequent Events)

Imprimeries Trancontinental s.e.n.c vs. Transit Publishing, Inc., Plaintiff is seeking the payment of unpaid bills for a total amount of $61,650. The Company plans to seek a settlement out-of-court. These amounts are currently included in the Company’s trade payables.

The Company is involved in other legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operation.

Note 13 – Subsequent events

The litigation regarding Densmore vs. Transit Publishing, Inc., was settled during the month of October 2010, without any damages awarded to either party.

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

Available information

Kurrant Mobile Catering, Inc. (``Kurrant Mobile`` or the “Company” or the “Corporation”) files annual and quarterly current reports, proxy statements, and other information with the Securities and Exchange Commission (``SEC``). You may read and copy documents referred to in this Quarterly Report on Form 10-Q that have been filed with the SEC at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the Commission’s website at  http://www.sec.gov. All references in this Quarterly Report on Form 10-Q to the terms “we,” “our,” “us,” refer to Kurrant Mobile Catering, Inc.

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

Share Exchange Agreement

Effective May 20, 2010, Kurrant Mobile Catering, Inc., a Colorado corporation (the “Corporation”) entered into a share exchange agreement (the “Share Exchange Agreement”) with Pierre Turgeon (“Turgeon”), a shareholder of Transit Publishing Inc., a privately held corporation (“TPI”). In accordance with the terms and provisions of the Share Exchange Agreement, the Corporation acquired fifty percent (50%) of the total issued and outstanding shares of common stock of TPI held of record by Turgeon in exchange for issuance of an aggregate 90,000,000 shares of its restricted common stock to Turgeon. Thus, the transaction will result in the business and operational activities of the Corporation primarily being conducted by and through TPI. See “Description of the Corporation” below.

Business development

Historical Business

The Corporation was organized under the laws of the State of Colorado on October 15, 2007. Prior to the transaction described above, the Corporation was the wholly-owned subsidiary of Kurrant Food Enterprises Inc. (“KRTF”). On approximately November 30, 2007, the board of directors of KRTF approved the spin-off of the Corporation to the shareholders of record of KRTF as of January 10, 2008. The shares of the Corporation were distributed to the shareholders of KRTF on approximately February 12, 2008. Effective February 10, 2010, certain selling shareholders (collectively, the “Sellers”) and Tony Khoury (the “Purchaser”) entered into those certain common stock purchase agreements (collectively, the “Purchase Agreements”) for the purchase of an aggregate 1,040,000 shares of common stock of the Corporation. In accordance with the terms and provisions of the Purchase Agreement, the Sellers sold an aggregate of 1,040,000 shares of common stock (the “Common Stock”) of the Corporation. In further accordance with the terms and provisions of the Purchase Agreement, the funds were escrowed and released accordingly upon closing of the Purchase Agreements. The Sellers subsequently entered into the Purchase Agreements. Prior to consummation of the Share Exchange Agreement, the Corporation was in the development stage

Description of the Corporation

Subsequent to the consummation of the Share Exchange Agreement, the Corporation’s core business is book publishing. Book publishing is the means by which literary and informative books are produced and made available to the general public for both entertainment and information. The different aspects of publishing include the development stated, the acquisition of the intellectual properties, the editorial work and the graphic design. The Corporation publishes books in both print and electronic format. Electronic formats include eBooks and audio books. Furthermore, the Corporation sells the rights to foreign publishers for publication in different languages and countries.

The Corporation offers comprehensive international distribution for a diverse and growing portfolio of multilingual print, eBook, audio book and video properties. The Corporation markets its English titles primarily in the United States, the United Kingdom and Canada. French titles are sold in France, Quebec, and French-speaking European countries, including Belgium, Switzerland and Luxembourg. Spanish language titles are also being distributed in Spain and Hispanic America starting this year. The Corporation has sold rights to its catalogue in over twenty languages around the world, in markets ranging from China to Brazil.

The Corporation’s collection of books is very broad. Whether it’s fiction or non-fiction, the newly formed catalogue offers titles that are ranging from true crime, mystery, thriller and fantasy to biographies and self help books. Such titles include the biography of notorious serial killer Charles Manson, in a book entitled Charles Manson Now. With it being the first ever authorized biography, this book discloses new facts and information about Manson that has never been released before. The Corporation also offers the self help book Bad Girls, written by Dr. Lieberman in order to help women understand why men are drawn to more rebellious girls instead of calmer ones. Furthermore, the Corporation catalogue includes ground breaking stories about international celebrities such as Marilyn Monroe and James Brown. As for the fiction slice of the Corporation, it offers novels such as Lunacy and The Package, appealing to a younger audience, and thus enlarging the range of readers that the Corporation appeals to. In the press release announcing its launch, the Corporation stated that “linguistic and cultural barriers existed only to be surmounted and broken.” Less than six months later, the Corporation has gone global with large print runs for its main markets: Canada, the U.S., the UK, and French-speaking Europe. The Corporation also sells rights to its works in approximately twenty languages around the world. The majority of titles published by the Corporation will be launched simultaneously in American, Canadian, and European markets in French and English.

The 2009/2010  highlights include:  Guy Laliberté:  The Fabulous Story  of  the Creator  of  Cirque du Soleil  (June 2009),

Unmasked: The Final Years of Michael Jackson (July 2009) #1 New York Times bestseller. Brangelina: The Untold Story of Brad Pitt & Angelina Jolie (December 2009) and The Killing of Anna Nicole Smith (July 2010).

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

Consultant Agreements

The Corporation has entered during the quarter ended August 31, 2010 into certain consultant agreements as disclosed below.

Eastwest Capital Corporation

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “Eastwest Consultant Agreement”) with Eastwest Capital Corporation, which is a private company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies (“Eastwest”). In accordance with the terms and provisions of the Eastwest Consultant Agreement: (i) Eastwest shall provide consulting services to the Corporation including, but not limited to, analysis of business activities outside North America and assistance in business development, including analysis of intellectual property rights; and (ii) the Corporation issued to Eastwest an aggregate of 1,000,000 common shares valued at $210,000, based on fair market value using quoted market price of the date of grant.

Edgewater Capital Corp.

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “Edgewater Consultant Agreement”) with 7571836 Canada Inc., d/b/a Edgewater Capital Corp., which is a private company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies (“Edgewater”). In accordance with the terms and provisions of the Edgewater Consultant Agreement: (i) Edgewater shall provide consulting services to the Corporation including, but not limited to, analysis of business activities in Canada and assistance in business development, including potential European acquisitions; and (ii) the Corporation issued to Edgewater an aggregate of 1,000,000 common shares valued at $210,000, based on fair market value using quoted market price of the date of grant.

Springboard Capital Corp.

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “Springboard Consultant Agreement”) with Springboard Capital Corporation, which is a private company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies (“Epringboard”). In accordance with the terms and provisions of the Springboard Consultant Agreement: (i) Springboard shall provide consulting services to the Corporation including, but not limited to, analysis of business activities in the United States and assistance in business development with a focus on establishing a strategy for the commercialization of the entertainment residual rights; and (ii) the Corporation issued to Springboard an aggregate of 5,000,000 common shares valued at $1,050,000, based on fair market value using quoted market price of the date of grant.

Noosa Capital Corp.

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “Noosa Consultant Agreement”) with Noosa Capital Corp., which is a private company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies (“Noosa Capital”). In accordance with the terms and provisions of the Noosa Consultant Agreement: (i) Noosa Capital will provide strategic international joint venture analysis and due diligence in the goal of establishing financing and prosper multi-market distribution networks for entertainment and literary projects; and (ii) the Company issued to Noosa Capital an aggregate of 5,000,000 common shares valued at $1,050,000, based on fair market value using quoted market price of the date of grant.

Louis Lapointe

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “Lapointe Consultant Agreement”) with Louis Lapointe (“Lapointe”), which is an individual company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies. In accordance with the terms and provisions of the Lapointe Consultant Agreement: (i) Lapointe shall be a transition facilitator for a private company to a publicly traded company, assist with day to day operations and strategic financial planning and establish proper management mechanisms to ensure smooth operational and reporting efficacy; and (ii) the Company issued to Lapointe an aggregate of 2,000,000 common shares valued at $420,000, based on fair market value using quoted market price of the date of grant.

On August 1, 2010, Kurrant Mobile Catering, Inc., a Colorado corporation (the “Corporation”) entered into a three-month consultant service agreement (the “Lapointe Consultant Agreement”) with Louis Lapointe (“Lapointe”). In accordance with the terms and provisions of the Lapointe Consultant Agreement: (i) Lapointe will provide consultation to management regarding the integration of new business and revenue model specifics to new international business opportunities; and (ii) the Corporation issued to Lapointe an aggregate of 1,500,000 common shares valued at $350,000, based on fair market value using quoted market price of the date of grant.

Peter George

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “George Consultant Agreement”) with Peter George, who has been a member of the Board of Directors of the Corporation since May 20, 2010 (“George”). In accordance with the terms and provisions of the George Consultant Agreement: (i) George will provide analysis of business activities in Canada and commercial exploitation of intellectual properties and assistance in business development and operational restructuring; and (ii) the Company issued to George an aggregate of 25,000,000 common shares valued at $5,250,000, based on fair market value using quoted market price of the date of grant.

Francois Turgeon

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “Turgeon Consultant Agreement”) with Francois Turgeon, who has been a member of the Board of Directors of the Corporation since May 20, 2010 (“Turgeon”). In accordance with the terms and provisions of the Turgeon Consultant Agreement: (i) Turgeon will provide analysis of multimedia and multi-platform applications for the publishing industry and act as a creative consultant for company image and branding; and (ii) the Company issued to Turgeon an aggregate of 5,000,000 common shares valued at $1,050,000, based on fair market value using quoted market price of the date of grant.

Lois Arkwright

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “Arkwright Consultant Agreement”) with Lois Arkwright (“Arkwright”). In accordance with the terms and provisions of the Arkwright Consultant Agreement: (i) Arkwright will provide consultation to management regarding the analysis of event marketing strategies related to launching of various products of the Corporation and production of original events for each of the Corporation’s products; and (ii) the Corporation issued to Arkwright an aggregate of 1,500,000 common shares valued at $315,000, based on fair market value using quoted market price of the date of grant.

Michele Thibault

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “Thibault Consultant Agreement”) with Michele Thibault (“Thibault”). In accordance with the terms and provisions of the Thibault Consultant Agreement: (i) Thibault will provide analysis of the potential of developing film or television adaptations of the Corporation’s various products and research creation of creative teams to be assigned to each of the Corporation’s various products; and (ii) the Corporation issued to Thibault an aggregate of 1,500,000 common shares valued at $315,000, based on fair market value using quoted market price of the date of grant.

Alaine Houle

On August 1, 2010, the Corporation entered into a three-month consultant service agreement (the “Houle Consultant Agreement”) with Alaine Houle (“Houle”). In accordance with the terms and provisions of the Houle Consultant Agreement: (i) Houle will provide consultation to management regarding the analysis of business models and methods to increase liquidity; and (ii) the Corporation issued to Houle an aggregate of 1,500,000 common shares valued at $345,000,based on fair market value using quoted market price of the date of grant.

Results of operations

The three and six months ended August 31, 2010 compared to the three and six months ended August 31, 2009. The following is derived from, and should be read in conjunction with our consolidated financial statements and related notes for the six-month periods ended August 31, 2010 and 2009.

During the three month period ended August 31, 2010, revenues were $167,448 from book sales, compared to $161,057 for the three period ended August 31, 2009. For the six month period ended August 31, 2010 revenues were $486,712, composed of sales of books of $388,750 and sales of royalties of $97,962, compared to $161,057 for the same six month period ended August 31, 2009.

During the three months ended August 31, 2010, cost of goods sold were $72,714, comprised of copyright royalties, subcontracts, printing costs, commissions on revenues of royalties and an inventory adjustment for $55,302, compared to $140,921 for the same three period months ended August 31, 2009. For the six months ended August 31, 2010 cost of goods sold were $330,372, compared to $200,889 for the same six months ended August 31, 2009.

Operating expenses comprised of selling, general and administrative expenses for a total of $10,887,819 for the three months ended August 31, 2010, compared to $16,747 for the same period last year. An expense of $9,720,000 for consulting fees has been recognized due to the issuance of 50,000,000 common shares issued, valued at fair market value using the quoted market price on the date of issuance for consulting services rendered. Operating expenses for the six month period ended August 31, 2010 was $11,126,350, compared to $22,007 for the same six month period last year.

A loss on settlement of debt of $5,778,850 has been recognized during this quarter to reflect the settlement on June 1, 2010 where by Kurrant Mobile issued 27,650,000 common shares valued at $5,806,500, based on fair market value using quoted market prices on the date of grant for the debt settlement of debt with a carrying value of $27,650.

Liquidity and capital resources

As of August 31, 2010 total current assets are $1,096,181 and total current liabilities $1,540,874, resulting in a working capital deficit of $444,693 compared to a $33,064 working capital deficit at February 28, 2010.

For the six month period ended August 31, 2010, cash flows used by operating activities was $297,743 compared to cash flows used by operating activities of $70,163 for the six months ended August 31, 2009. The cash flows used in operating activities for the period ended August 31, 2010 resulted primarily from the net loss of $16,814,347, and was offset by $10,587,650 for stock-based compensation and $5,778,850 for the loss on the debt settlement.

For the six month period ended August 31, 2010, cash flows from financing activities was $300,212 compared to cash flows from financing activities of $72,102 for the six months ended August 31, 2009. The cash flows from financing activities for the period ended August 31, 2010 resulted primarily from the proceeds from debt of $351,122.

These consolidated financial statements have been prepared on a going concern basis, which implies Kurrant Mobile will continue to meet its obligations and continue its operations for the next fiscal year. The Company has incurred net losses and has negative cash flows from its operations. These factors raise substantial doubt regarding Kurrant Mobile’s ability to continue as a going concern. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Kurrant Mobile be unable to continue as a going concern. The continuation of Kurrant Mobile as a going concern is dependent upon the continued financial support from its shareholders, the ability of Kurrant Mobile to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

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

PART I. FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

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

We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Additionally, due to the fact that officers and Directors have only limited experience as officers or Directors of a public reporting company, such lack of experienced personnel may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders.

To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.

(b)Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

(c)Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Statement of claim

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Corporation or its properties other than as disclosed below. The proceedings described below involve TPI. As of the date of this Current report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings.

Objective Films, LLC vs. Transit Medias, Inc., Transit Publishing, Inc., Pierre Turgeon and Kurrant Mobile Catering, Inc. a/k/a Cogito Media Group, essentially, this is a dispute relating to the potential distribution in Canada and France of a film which was being produced by Objective Film LLC. Transit Publishing paid an advance of US $50,000 as a deposit in relation to the potential signature of a distribution agreement for Canada and France in relation to the Film. The term sheet signed in December 2009 provided that Objective Films would provide a finished copy of the film to Transit and its potential clients no later than June 5th, 2010. Unfortunately, the film was not ready in time and the distribution agreement with Transit was never executed nor implemented. Therefore, Transit's position is that Objective Films should reimburse it the $50,000 deposit. Objective Films' position is that the formal agreement, although not signed, somehow came in to force and Transit owes to Objective Films the second and last payment of $50,000. On July 7, 2010, Objective Films filed what is called “Summons with Notice” in the Supreme Court of the State of New York, in which it made an assertion that it suffered damages of more than $7,500,000. This type of proceeding is sometime used in cases where a party wishes to prevent the application of a statute of limitation. It does not become a formal legal proceeding to which a defendant must appear or file a defence until a formal complaint is filed. Such a formal complaint has yet to be filed. The Company’s management is of the opinion that this proceeding has been filed strictly as a pressure tactic to force Transit to settle the dispute relating the second payment of $50,000 allegedly owed to Objective Films. Transit is currently considering whether it should file a counter-suit against Objective Films. The Company has made no provision for this claim based on its assessment that there is only a reasonable possibility that a loss may have been incurred.

Laliberte vs. Ian Halperin, Transit Publishing, Inc. & al., Plaintiff alleges that Defendants violated article 815.4 of the Civil Code of Procedure of Quebec and non-publication Orders rendered in family case file. The amount claimed by Plaintiff is approximately $2,500,000. The Company’s management is of the opinion the estimated liability could range between $75,000 and $100,000. The Company has made no provision for this claim based on its assessment that there is only a reasonable possibility that a loss may have been incurred.

Laliberte vs. Transit Publishing, Inc. & al., Plaintiff is seeking an injunction to deactivate two (2) web pages and to impeach the utilisation of his name and other aspects of his identify. The amount claimed by Plaintiff is approximately $1,500,000. The Company's management is of the opinion that the estimated liability could range between $25,000 and $50,000. The Company has made no provision for this claim based on its assessment that there is only a reasonable possibility that a loss may have been incurred.

Densmore vs. Transit Publishing, Inc., Plaintiffs are seeking an unspecified amount for copyright infringement in relation to a proposed book entitled “The Doors: Unhinged”.The Company has made no provision for this claim. In August of 2010, the parties involved in this litigation have agreed to settle this lawsuit and have formally discharged all allegations. As part of the agreement Transit acknowledgers and agrees that it does not own any rights to The Door: Unhinged, including the rights to make copies of and sell or offer for sale the book, license, advertise, market or distribute the book to the public, or make derivative works, including translations, thereof; and that Transit will not in the future claim the right to make copies, license, advertise, market, distribute, create derivative works of or sell or offer for sale The Doors: Unhinged anywhere in the world and will not claim that it has any agreement with Densmore conveying to it any rights in The Doors: Unhinged. This book was never published and no monetary damages were agreed to be awarded as part of the agreement to settle this lawsuit. The Company has made no provision for this claim based on its assessment that there is only a remote possibility of a loss materializing.

Imprimeries Trancontinental s.e.n.c vs. Transit Publishing, Inc., Plaintiff is seeking the payment of unpaid bills for a total amount of $61,650. The Company plans to seek a settlement out-of-court. These amounts are currently included in the Company’s trade payables.

The Company is involved in other legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operation.

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

The Corporation has entered during the quarter ended August 31, 2010 into certain consultant agreements as disclosed below.

Eastwest Capital Corporation

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “Eastwest Consultant Agreement”) with Eastwest Capital Corporation, which is a private company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies (“Eastwest”). In accordance with the terms and provisions of the Eastwest Consultant Agreement: (i) Eastwest shall provide consulting services to the Corporation including, but not limited to, analysis of business activities outside North America and assistance in business development, including analysis of intellectual property rights; and (ii) the Corporation issued to Eastwest an aggregate of 1,000,000 common shares valued at $210,000, based on fair market value using quoted market price of the date of grant.

Edgewater Capital Corp.

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “Edgewater Consultant Agreement”) with 7571836 Canada Inc., d/b/a Edgewater Capital Corp., which is a private company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies (“Edgewater”). In accordance with the terms and provisions of the Edgewater Consultant Agreement: (i) Edgewater shall provide consulting services to the Corporation including, but not limited to, analysis of business activities in Canada and assistance in business development, including potential European acquisitions; and (ii) the Corporation issued to Edgewater an aggregate of 1,000,000 common shares valued at $210,000, based on fair market value using quoted market price of the date of grant.

Springboard Capital Corp.

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “Springboard Consultant Agreement”) with Springboard Capital Corporation, which is a private company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies (“Epringboard”). In accordance with the terms and provisions of the Springboard Consultant Agreement: (i) Springboard shall provide consulting services to the Corporation including, but not limited to, analysis of business activities in the United States and assistance in business development with a focus on establishing a strategy for the commercialization of the entertainment residual rights; and (ii) the Corporation issued to Springboard an aggregate of 5,000,000 common shares valued at $1,050,000, based on fair market value using quoted market price of the date of grant.

Noosa Capital Corp.

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “Noosa Consultant Agreement”) with Noosa Capital Corp., which is a private company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies (“Noosa Capital”). In accordance with the terms and provisions of the Noosa Consultant Agreement: (i) Noosa Capital will provide strategic international joint venture analysis and due diligence in the goal of establishing financing and prosper multi-market distribution networks for entertainment and literary projects; and (ii) the Company issued to Noosa Capital an aggregate of 5,000,000 common shares valued at $1,050,000, based on fair market value using quoted market price of the date of grant.

Louis Lapointe

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “Lapointe Consultant Agreement”) with Louis Lapointe (“Lapointe”), which is an individual company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies. In accordance with the terms and provisions of the Lapointe Consultant Agreement: (i) Lapointe shall be a transition facilitator for a private company to a publicly traded company, assist with day to day operations and strategic financial planning and establish proper management mechanisms to ensure smooth operational and reporting efficacy; and (ii) the Company issued to Lapointe an aggregate of 2,000,000 common shares valued at $420,000, based on fair market value using quoted market price of the date of grant.

On August 1, 2010, Kurrant Mobile Catering, Inc., a Colorado corporation (the “Corporation”) entered into a three-month consultant service agreement (the “Lapointe Consultant Agreement”) with Louis Lapointe (“Lapointe”). In accordance with the terms and provisions of the Lapointe Consultant Agreement: (i) Lapointe will provide consultation to management regarding the integration of new business and revenue model specifics to new international business opportunities; and (ii) the Corporation issued to Lapointe an aggregate of 1,500,000 common shares valued at $350,000, based on fair market value using quoted market price of the date of grant.

Peter George

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “George Consultant Agreement”) with Peter George, who has been a member of the Board of Directors of the Corporation since May 20, 2010 (“George”). In accordance with the terms and provisions of the George Consultant Agreement: (i) George will provide analysis of business activities in Canada and commercial exploitation of intellectual properties and assistance in business development and operational restructuring; and (ii) the Company issued to George an aggregate of 25,000,000 common shares valued at $5,250,000, based on fair market value using quoted market price of the date of grant.

Francois Turgeon

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “Turgeon Consultant Agreement”) with Francois Turgeon, who has been a member of the Board of Directors of the Corporation since May 20, 2010 (“Turgeon”). In accordance with the terms and provisions of the Turgeon Consultant Agreement: (i) Turgeon will provide analysis of multimedia and multi-platform applications for the publishing industry and act as a creative consultant for company image and branding; and (ii) the Company issued to Turgeon an aggregate of 5,000,000 common shares valued at $1,050,000, based on fair market value using quoted market price of the date of grant.

Lois Arkwright

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “Arkwright Consultant Agreement”) with Lois Arkwright (“Arkwright”). In accordance with the terms and provisions of the Arkwright Consultant Agreement: (i) Arkwright will provide consultation to management regarding the analysis of event marketing strategies related to launching of various products of the Corporation and production of original events for each of the Corporation’s products; and (ii) the Corporation issued to Arkwright an aggregate of 1,500,000 common shares valued at $315,000, based on fair market value using quoted market price of the date of grant.

Michele Thibault

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “Thibault Consultant Agreement”) with Michele Thibault (“Thibault”). In accordance with the terms and provisions of the Thibault Consultant Agreement: (i) Thibault will provide analysis of the potential of developing film or television adaptations of the Corporation’s various products and research creation of creative teams to be assigned to each of the Corporation’s various products; and (ii) the Corporation issued to Thibault an aggregate of 1,500,000 common shares valued at $315,000, based on fair market value using quoted market price of the date of grant.

Alaine Houle

On August 1, 2010, the Corporation entered into a three-month consultant service agreement (the “Houle Consultant Agreement”) with Alaine Houle (“Houle”). In accordance with the terms and provisions of the Houle Consultant Agreement: (i) Houle will provide consultation to management regarding the analysis of business models and methods to increase liquidity; and (ii) the Corporation issued to Houle an aggregate of 1,500,000 common shares valued at $345,000,based on fair market value using quoted market price of the date of grant.

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

Name of Beneficial Owner (1)	Amount	Percentage
Directors and Officers:
Jacques Arsenault	-	-
Pierre Turgeon	90,000,000	58.42%
Francois Turgeon	-	-
Peter George	25,000,000	16.23%
All Executive Officers and Directors as a group (4 persons)	115,000,000	74.65%

Note (1): Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Current Report. As of the date of this Quarterly Report, there are 169,054,254 shares issued and outstanding.

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

KURRANT MOBILE CATERIN INC.

Dated: October 20, 2010	By:	/s/ Pierre Turgeon
Pierre Turgeon,
President and Chief Executive Officer

Dated: October 20, 2010	By:	/s/ Jacques Arsenault
Jacques Arsenault,
Chief Financial Officer