Form 10-Q
period 2010-11-30
Kurrant Mobile Catering, Inc.
filed 2011-01-19
CIK 1420836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193
For the period ended November 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______
Commission file number: 0-53011

KURRANT MOBILE CATERING, INC.
(Name of small business issuer in its charter)

Colorado	26-1559350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’sclasses of common stock, as of the most practicable date:	Outstanding as of January 19, 2011
Class	184,654,254
Common Stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one): Yes  ☐     No  ☒

  KURRANT MOBILE CATERING, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURRANT MOBILE CATERING INC.
Consolidated Balance Sheets
(Unaudited)

	November 30,	February 28,
	2010	2010

Assets
Current assets:
Cash and cash equivalents	$2,083	$27,172
Accounts receivable, net (note 3)	472,894	421,888
Receivables - related party (note 4)	19,605	11,370
Inventory, net of allowance of $97,430 and $75,899, respectively	511,374	494,881
Royalty advances	-	46,918
Prepaid expenses	-	15,292
Total current assets	1,005,956	1,017,521
Property and equipment, net (note 5)	17,561	19,571
Total assets	$1,023,517	$1,037,092

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses (note 6)	$856,535	$645,250
Accounts payable and accrued expenses - related party (note 7)	178,579	55,667
Advances from related party (note 8)	233,040	204,250
Deferred revenues	57,293	102,668
Short term debt net of amortized discount of $231,038 and $0 (note 9)	341,000	-
Income taxes payable	43,844	42,750
Total current liabilities	1,710,291	1,050,585

Total liabilities	1,710,291	1,050,585

Stockholders' Deficit
Common Stock $0.001 par value: 250,000,000 shares	181,655	91,405
authorized: 181,654,254 and 91,404,254 shares issued
and outstanding, respectively
Additional paid-in-capital	18,723,827	(91,403)
Accumulated Deficit	(19,266,333)	(6,748)
Non-controlling interest	(325,923)	(6,747)
Total stockholders' deficit	(686,774)	(13,493)
Total liabilities and stockholders' deficit	$1,023,517	$1,037,092

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT MOBILE CATERING INC.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	November 30,	November 30,	November 30,	November 30,
	2010	2009	2010	2009

Revenues, net of allowances and returns	$56,848	$633,814	$543,560	$794,871
Operating costs and expenses:
Cost of sales	146,334	300,690	476,706	501,579
Selling, general and administration	2,479,192	171,118	13,605,542	193,125
Depreciation and amortization expense	670	-	2,010	-
Total operating costs and expenses	2,626,196	471,808	14,084,258	694,704794

Operating income (loss)	(2,569,348)	162,006	(13,540,698)	100,167
Other income (expenses)
Interest expense	(180,779)	(3,275)	(273,247)	(3,574)
Loss on settlement of debt	-	-	(5,778,850)	-
Foreign currency gain (loss)	(14,287)	2,323	14,034	(1,331)
Total other income (expenses)	(195,066)	(952)	(6,038,063)	(4,905)

Net income (loss)	$(2,764,414)	$161,054	$(19,578,761)	$95,262
Net (income) loss attributable to
the non-controlling interest	136,076	(80,527)	319,176	(47,631)
Net income (loss) attributable to Kurrant Mobile
Catering, Inc. and its common shareholders	(2,628,338)	80,527	(19,259,585)	47,631

Net income (loss) per share - basic and diluted	$(0.01)	$0.06	$(0.13)	$0.03

Weighted average common shares-
basic and diluted	180,863,045	1,404,254	146,148,072	1,404,254

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT MOBILE CATERING INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	November 30,	November 30,
	2010	2009

Cash flow from operating activities:
Net income (loss)	$(19,578,761)	$95,262
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Depreciation and amortization expense	2,010	-
Stock-based compensation	12,957,650	-
Loss on settlement of debt	5,778,850	-
Amortization of debt discount	231,038	-
Changes in operating assets and liabilities:
Receivables	(51,006)	(265,816)
Receivables - related party	(8,235)	-
Inventory	(16,493)	(294,502)
Royalty advances	46,918	-
Prepaid Expenses	15,292	-
Accounts payable and accrued liabilities	200,137	296,930
Accounts payable and accrued expenses related party	122,912	75,656
Advances from related party (note 8)	28,790	-
Deferred revenues	(45,375)	-
Income taxes payable	1,094	-
Net cash used in operating activities	$(315,179)	$(92,470)

Cash flows from financing activities:
Proceeds from debt	341,000	141,855
Repayment of debt - related party	(50,910)	-
Dividends paid	-	(41,094)
Redemption of capital stock	-	(19,675)
Net cash provided by financing activities	$290,090	$81,086

Decrease in cash and cash equivalents	(25,089)	(11,384)

Cash and cash equivalents, beginning of the period	27,172	19,676

Cash and cash equivalents, end of the period	$2,083	$8,292

Supplemental schedule of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash investing and financing activities:
Beneficial Conversion Feature	$231,038	$-

The accompanying notes are an integral part of the consolidated financial statements.

KURRANT MOBILE CATERING INC.
Consolidated Statement of Stockholders' Deficit
(Unaudited)

			Additional		Non-	Total
	Common Stock		Paid	Accumulated	Controlling	Stockholders'
	Shares	Amount	In Capital	deficit	Interest	deficit

February 28, 2010 (retroactively restated for recapitalization pursuant to reverse merger)	91,404,254	$91,405	$(91,403)	$(6,748)	$(6,747)	$(13,493)

Recapitalization pursuant to
reverse merger	-	-	(62,058)	-	-	(62,058)
Settlement of debt	27,650,000	27,650	5,778,850			5,806,500
Stock issued for services (note 10)	62,600,000	62,600	12,867,400	-	-	12,930,000
Beneficial conversion feature of
convertible promissory note			231,038			231,038
Net loss	-	-	-	(19,259,585)	(319,176)	(19,578,761)

November 30, 2010	181,654,254	$181,655	$18,723,827	$(19,266,333)	$(325,923)	$(686,774)

The accompanying notes are an integral part of the consolidated financial statements

KURRANT MOBILE CATERING, INC.
Notes to Consolidated Financial Statements (Unaudited)
November 30, 2010

Note 1 – Summary of Significant Accounting Policies

Organization, Ownership and Business

Kurrant Mobile Catering, Inc. (``Kurrant Mobile`` or the “Company”) or was incorporated in the State of Colorado on October 15, 2007. The Company was originally a wholly-owned subsidiary of Kurrant Food Enterprises, Inc. (“KRTF”). On November 30, 2007, the directors of KRTF approved, subject to the effectiveness of a registration with the Securities and Exchange Commission (``SEC``), the spin-off of the Company to KRTF shareholders of record on January 10, 2008 on a pro rata basis. The Company was formed to provide mobile catering services to individuals, businesses and other organizations.

Effective May 20, 2010, Kurrant Mobile entered into a share exchange agreement with Pierre Turgeon, a shareholder of Transit Publishing Inc. (``Transit``). Kurrant Mobile acquired 100 shares, or fifty percent (50%) of the 200 total issued and outstanding Class A shares, par value $0.01 per share, of Transit in exchange for issuance of 90,000,000 shares of common stock of Kurrant Mobile representing approximately 98.5% of the total issued and outstanding shares of Kurrant Mobile. The share exchange agreement provided for the merger of Transit with and into Kurrant Mobile, with Transit continuing as the surviving entity in the merger as a fifty percent (50%) owned subsidiary of Kurrant Mobile. For SEC reporting purposes, the agreement between Kurrant Mobile and Transit was treated as a reverse merger since the power to control Transit exists with Pierre Turgeon by agreement with the other stockholder, with Transit being the "accounting acquirer" and, accordingly, Transit assuming Kurrant Mobile's reporting obligations with the SEC. Prior to the share exchange agreement transaction described above, Kurrant Mobile was in the development stage.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables, net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $192,412 at November 30, 2010 ($85,158 at February 28, 2010).

Inventories

Inventories, consisting principally of printed books, are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels of inventory on hand, deterioration, and other factors in evaluating net realizable value. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage and sales patterns of its products.  The Company had a reserve for excess and obsolete inventory totalling $97,430 at November 30, 2010 ($75,899 at February 28, 2010).

Royalty Advances and Royalty Costs

The Company regularly commits to and pays advance royalties to its artists or writers in respect of future sales. Certain advance royalty payments that are believed to be recoverable from future royalties to be earned by the artist or writer are capitalized as assets. The decision to capitalize an advance to an artist or writer as an asset requires significant judgment as to the recoverability of these advances. The recoverability of these assets is assessed upon initial commitment of the advance, based upon the Company’s forecast of anticipated revenues from the sale of future and existing publishing-related products. In determining whether these amounts are recoverable, the Company evaluates the current and past popularity of the artist or writer, the initial or expected commercial acceptability of the product, the current and past popularity of the genre that the product is designed to appeal to, and other relevant factors. Based upon this information, the portion of such advances that are believed not to be recoverable is expensed. All advances are assessed for recoverability continuously and at minimum on a quarterly basis. The Company recognized $46,918 of expense for unrecoverable royalty advances during the nine months ended November 30, 2010.

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

Foreign Currency Translation and Foreign Operations

The Company uses the US dollar as its functional currency. Transactions in foreign currencies have been re-measured and translated into US dollars. Under this method, monetary assets and liabilities are translated at the year-end (or period end) exchange rate. Non-monetary items are translated at historical exchange rates. Revenue and expense items are translated at the exchange rates in effect on the dates of the transactions, except for amortization of equipment, which are translated at the same exchange rates as the assets to which they relate. Exchange gains and losses arising from these transactions are included in the determination of net income for the year or the period. The Company does not utilize foreign currency hedging contracts to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business.

The Company operates in a single business segment that includes the publication/distribution of books and eBooks. The Company sells its products to distributors throughout the world. The following table summarizes the Company’s revenues for the quarter ended November 30, 2010 and long-lived assets at November 30, 2010 for different geographic locations (the geographic area data is based on product shipment destination and the geographic summary of long-lived assets is based on physical location):

	Revenues, net
	Three months	Nine months	Long-Lived
	ended	ended	Assets, net
	November 30, 2010	November 30, 2010	November 30, 2010

United States	$19,891	$190,240	$-
France	21,597	206,547	-
Canada	8,525	81,532	17,561
Other foreign countries	6,835	65,241	-
Total	$56,848	$543,560	$17,561

In the nine-month period ended November 30, 2010, the two largest customers accounted for approximately 85% of sales: sales to customers outside the United States approximated 65% of net sales in the nine-month period ended November 30, 2010. An adverse change in either economic conditions abroad or the Company's relationship with significant foreign distributors could negatively affect the volume of the Company's international sales and the Company's results of operations.

At November 30, 2010, two customers, each of who accounted for more than 10% of the Company’s accounts receivable, accounted for 65% of total accounts receivable in aggregate; at November 30, 2010, approximately 45% of the Company's total accounts receivable were due from customers outside the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires collateral, such as letters of credit, whenever deemed necessary.

The Company's future operations and earnings will depend on the results of the Company's foreign operations. There can be no assurance that the Company will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on the Company's financial position, results of operations, and cash flows. Also, the success of the Company's operations will be subject to numerous contingencies, some of which are beyond management's control. These contingencies include general and regional economic conditions, prices for the Company's products, competition, and changes in regulation. Since the Company is dependent on international operations, specifically those in Canada and France, the Company will be subject to various additional political, economic, and other uncertainties. Among other risks, the Company's operations will be subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

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

New Accounting Policies

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. The following table sets forth the computation of basic and diluted earnings per share. The shares outstanding and the earnings per share have been adjusted retroactively for the 1 for 10 reverse stock splits which occurred on September 23, 2008:

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

	Quarter Ended November 30, 2010	Quarter Ended November 30, 2009	Nine Months Ended November 30, 2010	Nine Months Ended November 30, 2009
Numerator: Net income (loss), basic	$(2,628,338)	$80,527	$(19,259,585)	$95,262

Numerator: Adjusted net income (loss), Diluted	$(2,628,338)	$80,527	$(19,259,585)	$95,262

Denominator: Average common shares outstanding – basic	180,863,045	1,404,254	146,148,072	1,404,254

Denominator: Average common shares outstanding – diluted	180,863,045	1,404,254	146,148,072	1,404,254

Basic earnings (loss) per share	$(.01)	$.06	$(0.13)	$0.03

Diluted earnings (loss) per share	$(.01)	$.06	$(0.13)	$0.03

For periods where losses are reported, adjustments that would decrease net loss or increase the weighted-average number of common shares outstanding due to the effect of common stock equivalents are excluded from the diluted loss per share calculation, because their inclusion would be anti-dilutive.  Diluted loss per share does not include the effect of the convertible notes payable to 2,131,250 common shares for the three month and nine month periods ended November 30, 2010 and 2009, respectively, since their inclusion would be anti-dilutive.

Note 2 – Going Concern
The Company’s financial statements are prepared using United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of November 30, 2010, the Company has a working capital deficit of $704,335 and an accumulated deficit of $19,266,333. These factors raise substantial doubt about its ability to continue as a going concern.

The Company will need to raise proceeds from the issuance of debt or equity and increase its operating revenues. There can be no assurance that Transit Publishing, Inc. can or will be able to complete any debt or equity financing with commercially reasonable terms. To increase its operating revenues the Company will need to successfully publish/distribute books, eBooks and sell film rights. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Accounts Receivable

The accounts receivable are comprised of the following:

	November 30, 2010	February 28, 2010

Trade receivables	$657,037	$476,752
Allowance for doubtful accounts	(192,412)	(85,158)
Consumption taxes receivable	8,269	30,294
	$472,894	$421,888

Note 4 – Receivables – Related Party

The receivables from related party as of November 30, 2010 and February 28, 2010, are from an affiliated company controlled by one of the Company’s shareholders and are non-interest bearing and due on demand.

Note 5 – Property and Equipment

The properly and equipment are comprised of the follow:

	November 30, 2010
		Accumulated		February 28, 2010
	Cost	depreciation	Net value	Net value

Office equipment	$13,212	$(2,314)	$10,898	$11,891
Computer hardware	9,035	(2,372)	6,663	7,680
	$22,247	$(4,686)	$17,561	$19,571

Note 6- Accounts Payable and Accrued Expenses

The accounts payable and accrued expenses are comprised of the following:

	November 30, 2010	February 28, 2010

Trade payables	$626,868	$253,382
Accrued expenses	58,421	58,083
Salaries and accrued wages payable	68,944	13,716
Accrued royalties	102,302	320,069
	$856,535	$645,250

Note 7 – Accounts Payable and Accrued Expenses - Related Party

The accounts payable and accrued expenses - related party totalling $178,579 at November 30, 2010 ($55,667 at February 28, 2010) primarily consist of amounts due to related parties for consulting, legal, and various other services provided on behalf of the Company.

Note 8 – Advances from Related Party

The advances from a related party totalling $233,040 at November 30, 2010, ($204,250 at February 28, 2010) is from one of the Company’s shareholders and bore interest at 7.25% and was due on demand. On July 5, 2010, the Company converted the advances into a note payable bearing interest at 10%, with an initial payment of $50,000 due on October 1, 2010 and then monthly payments of $17,500 per month until the maturity date of August 1, 2011, at which date any remaining unpaid principal and interest are due. The Company has been unable to make the agreed upon payment and is currently in default. The Company is renegotiating the repayment terms for the payments in default.

Note 9 – Short Term Debt

From May 6, 2010 through August 20, 2010, Kurrant Mobile entered into a series of convertible promissory notes in various principal amounts with various individuals. The aggregate amount represented in principal loaned to Kurrant Mobile from various non-related party creditors $341,000. In accordance with the terms and provisions of the convertible promissory notes, the convertible promissory notes are unsecured, bear interest at the rate of 10% per annum from the date of issuance of the respective convertible promissory note and are payable sixty days from the date of issuance of the respective convertible promissory note. Each convertible promissory note is convertible at the election of the creditor into shares of Kurrant Mobile’s common stock ranging from $0.10 to $0.16 per share. The conversion price was based on the then recent market prices and near non-liquidity of the Company’s common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for the Company’s common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the creditors convert the entire principal balance of the convertible promissory notes, they would receive 2,131,250 shares of common stock. The Company evaluated the terms of the convertible promissory notes and concluded that the convertible promissory notes did not result in a derivative, however, the Company concluded that there was a beneficial conversion feature since the convertible promissory notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature was valued at $231,038 at inception based on the intrinsic value and was fully amortized at November 30, 2010 and recognized in interest expense in the accompanying statement of operations in the period of amortization.  The Company has been unable to make any payments on these notes.  At November 30, 2010, none of these notes have converted.  The Company is currently in the process of extending these notes.

Note 10 – Stockholder’s Equity

On May 20, 2010, Kurrant Mobile, located in the State of Colorado, USA, entered into a Share Exchange Agreement with Pierre Turgeon, a shareholder of Transit. Kurrant Mobile acquired 100 shares, or fifty percent (50%) of the 200 total issued and outstanding Class A shares, par value $0.001 per share, of Transit in exchange for issuance of 90,000,000 shares of common stock of Kurrant Mobile representing approximately 98.5% of the total issued and outstanding shares of Kurrant Mobile. The Share Exchange Agreement provided for the merger of Transit with and into Kurrant Mobile, with Transit continuing as the surviving entity in the merger as a fifty percent (50%) owned subsidiary of Kurrant Mobile. For SEC reporting purposes, the Agreement between Kurrant Mobile and Transit was treated as a reverse merger since the power to control Transit exists with Pierre Turgeon by agreement with the other stockholder, with Transit being the "accounting acquirer" and, accordingly, Transit assuming Kurrant Mobile's reporting obligations with the SEC.

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

On June 2, 2010, Kurrant Mobile issued 47,000,000 common shares valued at $9.8 million, based on the fair market value using quoted market prices on the date of grant for consulting services rendered during the three months ended August 31, 2010.

On August 1, 2010, Kurrant Mobile issued 3,000,000 common shares valued at $0.7 million, based on the fair market value using quoted market prices on the date of grant for consulting services rendered during the three months ended August 31, 2010.

On September 1, 2010, Kurrant Mobile issued 9,000,000 common shares valued at $1.7 million, based on the fair market value using quoted market prices on the date of grant for consulting services rendered during the three months ended November 30, 2010.

On September 10, 2010, Kurrant Mobile issued 3,000,000 common shares valued at $0.6 million, based on the fair market value using quoted market prices on the date of grant for consulting services rendered during the three months ended November 30, 2010.

On November 15, 2010, Kurrant Mobile issued 600,000 common shares valued at $0.1 million, based on the fair market value using quoted market prices on the date of grant for consulting services rendered during the three months ended November 30, 2010.

Note 11 – Related Party Transactions

The accompanying statements of operations include the following related party transactions undertaken in the normal course of operations:

	November 30, 2010	February 28, 2010

Subcontracts - included in Cost of sales
Company controlled by a shareholder	$29,849	$58,057
Professional fees - included in Operating expenses
Shareholder	-	28,009
Partnership controlled by a shareholder	147,804	202,557
Interest and bank charges - included in Other expenses
Shareholder	1,274	5,094
	$178,926	$293,717

Note 11 – Commitments and Contingencies

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

Laliberté vs. Ian Halperin, Transit Publishing, Inc. & al., Plaintiff alleges that Defendants violated article 815.4 of the Civil Code of Procedure of Quebec and non-publication Orders rendered in family case file. The amount claimed by Plaintiff is approximately $2,500,000. The Company’s management is of the opinion the estimated liability could range between $75,000 and $100,000. The Company has made no provision for this claim based on its assessment that there is only a reasonable possibility that a loss may have been incurred.

Laliberté vs. Transit Publishing, Inc. & al., Plaintiff is seeking an injunction to deactivate two (2) web pages and to impeach the utilisation of his name and other aspects of his identify. The amount claimed by Plaintiff is approximately $1,500,000. The Company's management is of the opinion that the estimated liability could range between $25,000 and $50,000. The Company has made no provision for this claim based on its assessment that there is only a reasonable possibility that a loss may have been incurred.

Densmore vs. Transit Publishing, Inc., Plaintiffs are seeking an unspecified amount for copyright infringement in relation to a proposed book entitled “The Doors: Unhinged”. The Company has made no provision for this claim. In August of 2010, the parties involved in this litigation have agreed to settle this lawsuit and have formally discharged all allegations. The litigation was settled during the month of October 2010, without any damages awarded to either party.

Imprimeries Transcontinental s.e.n.c vs. Transit Publishing, Inc., Plaintiff is seeking the payment of unpaid bills for a total amount of $61,650. The Company plans to seek a settlement out-of-court. These amounts are currently included in the Company’s trade payables.

The Company is involved in other legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operation.

Note 12 – Subsequent events

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. With the exception of those matters discussed below, there were no material subsequent events that required recognition or additional disclosure in these financial statements.

On December 7, 2010, the Company’s board authorized the issuance of an aggregated total of 250,000 shares of the Company’s common stock to five employees of the Company for services provided.

On December 7, 2010, the Company entered into a subscription agreement with The Howard Group for potential financing of funds.  As part of the agreement, the Company has issued 1,250,000 shares of common stock.

On January 17, 2010, the Company entered into a three month consultant service agreement with Trilogy International Management Inc.  As part of the consultant agreement, the Company has issued 1,500,000 shares of common stock.

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

Future business operations

From its inception, Transit has prioritized digital development as a target and announced plans to sell all books on Apple iBookstore with the anticipated iPad to follow. Approximately February 22, 2010, Transit introduced its latest book “ Brangelina: The Untold Story of Brad Pitt and Angelina Jolie” in digital format. Management of the Kurrant Mobile believes that Transit is the first publisher in Quebec, Canada to offer its catalogue on iPhone and iPod Touch. Users can download the first chapter for free onto iPhone in English or French from the Apple Store with an option to purchase integrated. Transit is in partnership with developer PE Soft and has developed a digital playback application on iPhone offering many options from bookmarks, direct access to chapters, automatic scrolling, choice of paper textures or font size. Management of Kurrant Mobile believes that 3,000,000 people use iPhone specifically for reading thus making digital books popular. As of the date of this Quarterly Report, most of Transit’s in print books are also available on multiple digital platforms, such as Kindle, Soft Covers and through Barnes & Noble, the founders of eBooks.

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

Consultant Agreements

The Corporation has entered during the nine months ended November 31, 2010 into certain consultant agreements as disclosed below.

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

Lois Arkwright

On September 1, 2010, the Corporation entered into a three-month consultant service agreement (the “Arkwright Consultant Agreement”) with Lois Arkwright (“Arkwright”). In accordance with the terms and provisions of the Arkwright Consultant Agreement: (i) Arkwright will provide consultation to management regarding the analysis of event marketing strategies related to launching of various products of the Corporation and production of original events for each of the Corporation’s products;  and (ii) the Corporation issued to Arkwright an aggregate of 4,500,000 common shares valued at $850,000, based on fair market value using quoted market price of the date of grant.

Michele Thibault

On September 1, 2010, the Corporation entered into a three-month consultant service agreement (the “Thibault Consultant Agreement”) with Michele Thibault (“Thibault”). In accordance with the terms and provisions of the Thibault Consultant Agreement: (i) Thibault will provide analysis of the potential of developing film or television adaptations of the Corporation’s various products and research creation of creative teams to be assigned to each of the Corporation’s various products; and (ii) the Corporation issued to Thibault an aggregate of 4,500,000 common shares valued at $850,000, based on fair market value using quoted market price of the date of grant.

Results of operations

During the three month period ended November 30, 2010, revenues were $56,848 from book sales and sales of royalties, compared to $633,814 for the same period ended November 30, 2009. For the nine month period ended November 30, 2010 revenues were $543,560, composed of sales of books of $445,270 and sales of royalties of $98,290, compared to $794,871 for the same nine month period ended November 30, 2009, composed of sales of books of $561,654 and sales of royalties of $233,217.

During the three months ended November 30, 2010, cost of goods sold were $146,334, comprised of an inventory adjustment for $86,289 and an additional provision for distributor’s returns of $60,045, compared to $300,690 for the same three period months ended November 30, 2009.  For the nine months ended November 30, 2010 cost of goods sold were $476,706, compared to $501,579 for the same nine months ended November 30, 2009.

Operating expenses comprised of selling, general and administrative expenses for a total of $2,479,192 for the three months ended November 30, 2010, compared to $171,118 for the same period last year. Operating expenses for the nine month period ended November 30, 2010 was $13,605,542 compared to $193,125 for the same nine month period last year. An expense of $12,930,000 for consulting fees recognized due to the issuance of 62,600,000 common shares issued, valued at fair market value using the quoted market price on the date of issuance for consulting services rendered.  A loss on settlement of debt of $5,778,850 has been recognized to reflect the settlement on June 1, 2010 where by Kurrant Mobile issued 27,650,000 common shares valued at $5,806,500, based on fair market value using quoted market prices on the date of grant for the debt settlement of debt with a carrying value of $27,650.

Liquidity and capital resources

As of November 30, 2010 total current assets are $1,005,956 and total current liabilities $1,710,291, resulting in a working capital deficit of $704,335 compared to a $33,064 working capital deficit at February 28, 2010.

For the nine month period ended November 30, 2010, cash flows used by operating activities was $315,179 compared to cash flows used by operating activities of $92,470 for the nine months ended November 30, 2009. The cash flows used in operating activities for the period ended November 30, 2010 resulted primarily from the net loss of $19,578,761 and was offset by $12,957,650 for stock-based compensation and $5,778.850 for the loss on the debt settlement.

For the nine month period ended November 30, 2010, cash flows from financing activities was $290,090 compared to cash flows from financing activities of $81,086 for the nine months ended November 30, 2009. The cash flows from financing activities for the period ended November 30, 2010 resulted primarily from the proceeds from debt of $341,000.

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

PART I. FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

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

We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Additionally, due to the fact that officers and Directors, have only limited experience as officers or Directors of a public reporting company, such lack of experienced personnel may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders.

To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on the Effectiveness of Internal Controls

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

Laliberte vs. Ian Halperin, Transit Publishing, Inc. & al., Plaintiff alleges that Defendants violated article 815.4 of the Civil Code of Procedure of Quebec and non-publication Orders rendered in family case file. The amount claimed by Plaintiff is approximately $2,500,000. The Company’s management is of the opinion the estimated liability could range between $75,000 and $100,000. The Company has made no provision for this claim based on its assessment that there is only a reasonable possibility that a loss may have been incurred.  .

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

Densmore vs. Transit Publishing, Inc., Plaintiffs are seeking an unspecified amount for copyright infringement in relation to a proposed book entitled “The Doors: Unhinged”. The Company has made no provision for this claim. In August of 2010, the parties involved in this litigation have agreed to settle this lawsuit and have formally discharged all allegations. The litigation was settled during October 2010, without any damages awarded to either party.

Imprimeries Trancontinental s.e.n.c vs. Transit Publishing, Inc., Plaintiff is seeking the payment of unpaid bills for a total amount of $61,650.  On September 3, 2010, the Company plans to seek a settlement out-of-court.   These amounts are currently included in the Company’s trade payables.

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

The Corporation has entered during the nine months ended November 30, 2010 into certain consultant agreements as disclosed below.

Eastwest Capital Corporation

On June 2, 2010, the Corporation entered into a three-month consultant service agreement (the “Eastwest Consultant Agreement”) with Eastwest Capital Corporation, which is a private company specializing in providing consulting advice on corporate structure, management and operational services to small reporting companies (“Eastwest”). In accordance with the terms and provisions of the Eastwest Consultant Agreement: (i) Eastwest shall provide consulting services to the Corporation including, but not limited to, analysis of business activities outside North America and assistance in business development, including analysis of intellectual property rights; and (ii) the Corporation issued to Eastwest an aggregate of 1,000,000 common shares valued at $210,000, based on fair market value using quoted market price of the date of grant. .
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

Lois Arkwright

On September 1, 2010, the Corporation entered into a three-month consultant service agreement (the “Arkwright Consultant Agreement”) with Lois Arkwright (“Arkwright”). In accordance with the terms and provisions of the Arkwright Consultant Agreement: (i) Arkwright will provide consultation to management regarding the analysis of event marketing strategies related to launching of various products of the Corporation and production of original events for each of the Corporation’s products;  and (ii) the Corporation issued to Arkwright an aggregate of 4,500,000 common shares valued at $850,000, based on fair market value using quoted market price of the date of grant.

Michele Thibault

On September 1, 2010, the Corporation entered into a three-month consultant service agreement (the “Thibault Consultant Agreement”) with Michele Thibault (“Thibault”). In accordance with the terms and provisions of the Thibault Consultant Agreement: (i) Thibault will provide analysis of the potential of developing film or television adaptations of the Corporation’s various products and research creation of creative teams to be assigned to each of the Corporation’s various products; and (ii) the Corporation issued to Thibault an aggregate of 4,500,000 common shares valued at $850,000, based on fair market value using quoted market price of the date of grant.

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

Name of Beneficial Owner (1)	Amount	Percentage
Directors and Officers:
Jacques Arsenault	-	-
Pierre Turgeon	90,000,000	49.54%
Francois Turgeon	5,000,000	2.75%
Peter George	25,000,000	13.76%
All Executive Officers and Directors	115,000,000	66.05%
as a group (4 persons)

Note (1): Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Current Report. As of the date of this Quarterly Report, there are 184,654,254 shares issued and outstanding.

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

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KURRANT MOBILE CATERIN INC.

Dated: January 19, 2011	By:	/s/ Pierre Turgeon
Pierre Turgeon,
President and Chief Executive Officer

Dated: January 19, 2011	By:	/s/ Jacques Arsenault
Jacques Arsenault,
Chief Financial Officer